Form 10-Q
period 2016-12-31
Community First Bancshares, Inc.
filed 2017-03-30
CIK 1691507

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-215041

Community First Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Federal	Applied For
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3175 Highway 278 Covington, Georgia	30014
(Address of Principal Executive Offices)	(Zip Code)

(770) 786-7088

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of March 21, 2017.

Community First Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Community First Bancshares, Inc. (the “Company”) is being formed to serve as the mid-tier holding company for Newton Federal Bank upon the completion of the mutual holding company reorganization of Newton Federal Bank.  As of December 31, 2016, the reorganization had not been completed.  As of December 31, 2016, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Newton Federal Bank.

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Newton Federal Bank as of and for the year ended September 30, 2016 and 2015 contained in the Company’s definitive prospectus dated February 13, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2017.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEWTON FEDERAL BANK

Balance Sheets

(unaudited)

	December 31, 2016 (unaudited)	September 30, 2016 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $979 and $882 at December 31, 2016 and September 30, 2016, respectively	$3,656	4,272
Interest-earning deposits in other depository institutions	22,472	21,421
Cash and cash equivalents	26,128	25,693
Investment securities held-to-maturity (estimated fair values of $7,504 and $7,517)	7,500	7,499
Investment securities available-for-sale	1,231	—
FHLB stock	205	205
Loans held for sale	103	472
Loans, net	192,487	189,578
Other real estate owned	284	—
Premises and equipment, net	5,093	4,556
Accrued interest receivable and other assets	4,968	4,829
Total assets	$237,999	232,832

Liabilities and Capital

Liabilities :
Passbook accounts	$25,998	21,180
Interest bearing checking	32,311	30,662
Market rate checking	22,901	22,607
Non-interest bearing checking	21,950	21,727
Certificate of deposits	84,603	85,523
Total deposits	187,763	181,699
Accrued interest payable and other liabilities	4,774	6,052
Total liabilities	192,537	187,751
Commitments
Capital:
Retained earnings	45,461	45,081
Other comprehensive income	1	—
Total capital	45,462	45,081
Total liabilities and capital	$237,999	232,832

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Statements of Income

(unaudited)

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Interest income:
Loans, including fees	$2,821	2,672
Investment securities, including dividends	24	23
Other	42	44
Total interest income	2,887	2,739
Interest expense:
Deposits	241	422
Net interest income	2,646	2,317
Non-interest income:
Service charges on deposit accounts	186	177
Other	126	87
Total Non-interest income	312	264
Non-interest expenses:
Salaries and employee benefits	1,162	1,106
Deferred compensation	54	55
Occupancy	282	269
Advertising	58	62
Data processing	197	136
Other real estate owned	4	6
Net loss (gain) on sale of other real estate owned	(5)	(27)
Legal and accounting	103	119
Organizational dues and subscriptions	73	54
Director compensation	63	41
Federal deposit insurance premiums	38	34
Other	320	306
Total Non-interest expenses	2,349	2,161
Income before income taxes	609	420
Income tax expense	229	146
Net income	$380	274

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Net income	$380	$274

Other comprehensive income:

Net unrealized gain on available for sale securities, net of taxes $1	1	-

Reclassification adjustment for realized gain on available for sale securities sold	-	-

Total other comprehensive income	1	-

Total comprehensive income	$381	$274

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$380	274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	83	92
Deferred income tax	(167)	-
Net loss (gain) on sale of other real estate owned	(5)	(27)
Originations of loans held for sale	(271)	(419)
Proceeds from sales of loans held for sale	640	419
Change in:
Accrued interest receivable and other assets	27	123
Accrued interest payable and other liabilities	(1,273)	(799)
Net cash used in operating activities	(586)	(337)
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(1,229)	—
Net change in loans	(3,193)	3,147
Purchases of premises and equipment	(621)	(110)
Proceeds from the sale of other real estate owned	—	63
Net cash (used in) provided by investing activities	(5,043)	3,100
Cash flows from financing activities:
Net change in demand and savings deposits	6,064	1,107
Net cash provided by financing activities	6,064	1,107
Net change in cash and cash equivalents	435	3,870
Cash and cash equivalents at beginning of period	25,693	38,494
Cash and cash equivalents at end of period	$26,128	42,364
Supplemental disclosures of cash flow information:
Cash paid for interest	$241	422
Cash paid for income taxes	$—	5
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$284	79

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

(1)	Basis of Presentation

Newton Federal Bank (the “Bank”) is a federally chartered mutual savings and loan that was regulated by the Office of Thrift Supervision (OTS) until July 2011, when the OTS merged with the Office of Comptroller of the Currency (OCC) and the OCC became the primary regulator of the Bank.  The Bank’s main office is in Covington (Newton County) Georgia, conducting banking activities primarily in Newton and surrounding counties. The main emphasis of the Bank is providing mortgage and commercial loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Bank as of December 31, 2016 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Registration Statement on Form S-1 of Community First Bancshares, Inc. (the “Company”), the proposed holding company for the Bank.

The results of operations for the quarter ended December 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Bank conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Bank’s financial statements for the year ended September 30, 2016 included in the Company’s Form S-1.

Recent Accounting Pronouncements

There have been no pronouncements made during the quarter that would have a significant impact on the Bank's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at December 31, 2016 and September 30, 2016 are as follows: (in thousands)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$7,500	4	—	7,504
September 30, 2016
U.S. Government sponsored enterprises	$7,499	18	—	7,517

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2016 or September 30, 2016.

The U.S. government sponsored enterprise securities as of December 31, 2016 are comprised of two debt financing securities issued by government agencies that mature within one year and one debt security issued by a government agency that matures within three years.

There were no sales of securities held-to-maturity during the three months ended December 31, 2016 or 2015.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

Securities with a carrying value of approximately $2,250,000 were pledged to secure public deposits at December 31, 2016 and September 30, 2016.

Investment Securities Available-for-Sale

Investment securities available-for-sale at December 31, 2016 and September 30, 2016 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2016	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$1,229	2	—	1,231
September 30, 2016
Municipal securities - tax exempt	$—	—	—	—

There were no securities in an unrealized loss position as of December 31, 2016 or September 30, 2016.

The municipal tax exempt securities as of December 31, 2016 are comprised of  three debt securities issued by city and county municipal governments that mature between five and ten years and one security issued by a city or county municipal government that matures after ten years.

There were no sales of securities available-for-sale during the three months ended December 31, 2016 or 2015.

No available-for-sale securities were pledged to secure public deposits at December 31, 2016 and September 30, 2016.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2016 and September 30, 2016 are summarized as follows: (in thousands)

	December 31, 2016	September 30, 2016
Commercial (secured by real estate)	$26,109	29,162
Commercial and industrial	17,896	16,221
Construction, land and acquisition & development	15,937	13,343
Residential mortgage 1-4 family	134,558	132,899
Consumer installment	2,350	2,262
	196,850	193,887
Less allowance for loan losses	4,363	4,309
	$192,487	189,578

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $132,973,000 and $131,997,000 were pledged to secure the line of credit from the FHLB at December 31, 2016 September 30, 2016, respectively.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended December 31, 2016 and 2015: (in thousands)

December 31, 2016	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,595	643	143	1,882	36	10	$4,309
Provision	(154)	86	102	(40)	13	(7)	-
Charge-offs	-	-	-	(24)	(5)	-	(29)
Recoveries	1	-	-	81	1	-	83
Ending balance	$1,442	$729	$245	$1,899	$45	$3	$4,363
Ending allowance attributable to loans:
Individually evaluated for impairment	10	-	-	3	-	-	13
Collectively evaluated for impairment	1,432	729	245	1,896	45	3	4,350
Total ending allowance	$1,442	$729	$245	$1,899	$45	$3	$4,363
Loans:
Individually evaluated for impairment	2,306	-	-	6,065	4	-	8,375
Collectively evaluated for impairment	23,803	17,896	15,937	128,493	2,346	-	188,475
Total loans	$26,109	$17,896	$15,937	$134,558	$2,350	$-	$196,850

December 31, 2015
Allowance for loan losses:
Beginning balance	1,238	739	67	3,486	50	294	5,874
Provision	(11)	(88)	12	366	-	(279)	-
Charge-offs	-	-	-	(87)	-	-	(87)
Recoveries	-	-	-	24	1	-	25
Ending balance	1,227	651	79	3,789	51	15	5,812
Ending allowance attributable to loans:
Individually evaluated for impairment	2	-	-	4	-	-	6
Collectively evaluated for impairment	1,225	651	79	3,785	51	15	5,806
Total ending allowance	$1,227	$651	$79	$3,789	$51	$15	$5,812
Loans:
Individually evaluated for impairment	1,297	-	-	5,394	-	-	6,697
Collectively evaluated for impairment	22,626	12,151	2,971	125,872	2,063	-	165,683
Total loans	$23,923	$12,151	$2,971	$131,266	$2,063	$-	$172,380

The Bank individually evaluates all loans for impairment that are on nonaccrual status or are rated substandard (as described below).  Additionally, all troubled debt restructurings are evaluated for impairment.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected.  Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

Impaired loans at December 31, 2016 and September 30, 2016 were as follows: (in thousands)

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$121	2,876	-	238	7
Commercial and industrial	-	-	-	-	-
Construction, land and acquisition & development	-	-	-	-	-
Residential mortgage	5,393	7,572	-	5,569	61
Consumer installment	4	9	-	8	-
	$5,518	$10,457	$-	$5,815	$68
With an allowance recorded:
Commercial (secured by real estate)	$2,185	2,185	10	1,443	33
Commercial and industrial	-	-	-	-	-
Construction, land and acquisition & development	-	-	-	-	-
Residential mortgage	672	672	3	678	10
Consumer installment	-	-	-	-	-
	$2,857	$2,857	$13	$2,121	$43
Total impaired loans	$8,375	$13,314	$13	$7,936	$111

September 30, 2016
With no related allowance recorded:
Commercial (secured by real estate)	$181	2,922	—	289	22
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,320	7,587	—	5,523	218
Consumer installment	5	10	—	9	—
	$5,506	10,519	—	5,821	240
With an allowance recorded:
Commercial (secured by real estate)	$2,202	2,202	3	2,943	85
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	675	675	3	554	37
Consumer installment	—	—	—	—	—
	$2,877	2,877	6	3,497	122
Total impaired loans	$8,383	13,396	6	9,318	362

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2016 and September 30, 2016 by class of loans: (in thousands)

December 31, 2016	30 -59 Days Past Due	60- 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$204	-	43	247	25,862	26,109	172
Commercial and industrial	$223	-	-	223	17,673	17,896	-
Construction, land and acquisition & development	$214	173	-	387	15,550	15,937	-
Residential mortgage	$257	2,586	2,589	5,432	129,126	134,558	4,397
Consumer installment	$6	-	4	10	2,340	2,350	15
Total	$904	$2,759	$2,636	$6,299	$190,551	$196,850	$4,584

September 30, 2016
Commercial (secured by real estate)	$—	66	44	110	29,052	29,162	230
Commercial and industrial	194	—	—	194	16,027	16,221	—
Construction, land and acquisition & development	—	—	—	—	13,343	13,343	—
Residential mortgage	32	3,382	1,955	5,369	127,530	132,899	3,013
Consumer installment	20	—	—	20	2,242	2,262	—
Total	$246	3,448	1,999	5,693	188,194	193,887	3,243

There were no loans past due over 90 days and still accruing interest as of December 31, 2016 and September 30, 2016.

The table below presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the three months ended December 31, 2016.  There were none for the three months ended December 31, 2015.  No trouble debt restructurings have subsequently defaulted during three months ended December 31, 2016 and 2015: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2016	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	18	18	-	-
Total	1	$18	$18	-	-

The Bank had allocated an allowance for loan losses of $12,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and September 30, 2016.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Bank analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a continuous basis.  The Bank uses the following definitions for its risk ratings:

Special Mention. Loans have potential weaknesses that may, if not corrected, weaken or inadequately protect the Bank's credit position at some future date.  Weaknesses are generally the result of deviation from prudent lending practices, such as over advances on collateral.  Credits in this category should, within a 12 month period, move to Pass if improved or drop to Substandard if poor trends continue.

Substandard. Inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any.  Loans have a well-defined weakness or weaknesses such as primary source of repayment is gone or severely impaired or cash flow is insufficient to reduce debt.  There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans have weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  The likelihood of a loss on an asset or portion of an asset classified Doubtful is high.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

Loss.  Loans considered uncollectible and of such little value that the continuance as a Bank asset is not warranted.  This does not mean that the loan has no recovery or salvage value, but rather the asset should be charged off even though partial recovery may be possible in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of December 31, 2016 and September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2016	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$25,243	-	866	-	26,109
Commercial and industrial	$17,896	-	-	-	17,896
Construction, land and acquisition & development	$15,609	-	328	-	15,937
Residential mortgage	$125,238	228	9,092	-	134,558
Consumer installment	$2,346	-	-	4	2,350
Total	$186,332	$228	$10,286	$4	$196,850

September 30, 2016	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$28,228	—	934	—	29,162
Commercial and industrial	16,221	—	—	—	16,221
Construction, land and acquisition & development	13,343	—	—	—	13,343
Residential mortgage	123,577	229	9,093	—	132,899
Consumer installment	2,262	—	—	—	2,262
Total	$183,631	229	10,027	—	193,887

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $8,146,000 for December 31, 2016 and $7,925,000 at September 30, 2016.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $34,030,000 for December 31, 2016 and $35,016,000 at September 30, 2016.

(5)	Fair Value Measurements and Disclosures

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  From time to time, the Bank may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Bank is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Bank groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Investment Securities Available-for-Sale

Available-for-sale securities are recorded at market value.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Investment Securities Held-to-Maturity

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums and discounts.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

FHLB Stock

The carrying value of FHLB Stock approximates fair value.

Loans and Loans Held for Sale

The Bank does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Bank records the impaired loan as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

The estimated fair value of loans held for sale, classified within Level 2, is approximated by the carrying value, given the short-term nature of the loans and similarly to what secondary markets are currently offering for portfolios of loans with similar characteristics.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

Other Real Estate Owned

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Bank records the other real estate as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the other real estate asset as nonrecurring Level 3.

Deposits

The fair value of passbook accounts, interest bearing checking accounts, non-interest bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Bank’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value on $1,231 at December 31, 2016.  They are classified as Level 2.  There were no assets recorded at fair value as of September 30, 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2016 and September 30, 2016. (in thousands)

December 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	284	284
Impaired loans	—	—	8,362	8,362
Total assets at fair value	—	—	8,646	8,646

September 30, 2016	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	8,377	8,377
Total assets at fair value	$—	—	8,377	8,377

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Bank’s financial instruments at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016		September 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,128	26,128	25,693	25,693
Investment securities
available-for-sale	$1,231	1,231	—	—
held-to-maturity	$7,500	7,504	7,499	7,517
FHLB Stock	$205	205	205	205
Loans held for sale	$103	103	472	472
Loans, net	$192,487	181,055	189,578	183,321
Financial liabilities:
Deposits	$187,763	187,553	181,699	182,106

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(6)	Subsequent Event

On October 31, 2016, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan is subject to the approval of the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, the Bank proposes to reorganize into a mutual holding company form of ownership.  The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company, which will be named Community First Bancshares, Inc.  Pursuant to the Plan, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation.  The stock will be priced at $10.00 per share.  In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which will subscribe for up to 3.92% of the common stock of the new holding company to be outstanding upon the completion of the reorganization and stock issuance.  Community First Bancshares, Inc. will be organized as a corporation under the laws of the United States and will offer 46% of its common stock to be outstanding to the Bank’s eligible members, the ESOP and certain other persons.  Community First Bancshares, MHC will be organized as a mutual holding company under the laws of the United States and will own 54% of the common stock of Community First Bancshares, Inc. to be outstanding upon completion of the reorganization and stock issuance.

The cost of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering.  If the conversion is unsuccessful, all deferred costs will be charged to operations.  As of December 31, 2016, reorganization costs of $351,000 had been recognized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of Newton Federal Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to Financial Statements included in the Prospectus.  The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by Newton Federal Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2016. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Newton Federal Bank and any increase or decrease in the allowance is the responsibility of management.

Income Taxes.  The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the results of operations and reported earnings.

Newton Federal Bank files a federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Newton Federal Bank may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

Total assets increased $5.2 million, or 2.2%, to $238.0 million at December 31, 2016 from $232.8 million at September 30, 2016.  The increase was due primarily to an increase in loans.

Cash and cash equivalents increased $435,000, or 1.7%, to $26.1 million at December 31, 2016 from $25.7 million at September 30, 2016. The increase resulted primarily from an increase in deposits, which exceeded the amounts needed to fund loan originations and securities purchases.

We had $103,000 of loans held for sale at December 31, 2016 compared to $472,000 of loans held for sale at September 30, 2016.

Loans held for investment increased $3.0 million, or 1.5%, to $196.9 million at December 31, 2016 from $193.9 million at September 30, 2016.  Construction and land loans increased $2.6 million, or 19.4%, to $15.9 million at December 31, 2016 from $13.3 million at September 30, 2016, and commercial and industrial loans increased $1.7 million, or 10.3%, to $17.9 million at December 31, 2016 from $16.2 million at September 30, 2016.  We have recently increased our focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016.  Commercial real estate loans decreased $3.1 million, or 10.6%, to $26.1 million at December 31, 2016 from $29.2 million at September 30, 2016.  The decrease resulted from our largest commercial real estate loan being repaid in connection with it being refinanced at another financial institution.

Securities held-to-maturity totaled $7.5 million as of December 31, 2016 and September 30, 2016.  Securities available-for-sale increased to $1.2 million at December 31, 2016, from $0 at September 30, 2016.  We purchased securities available-for-sale with a portion of the excess cash we held during the quarter.

Total deposits increased $6.1 million, or 3.3%, to $187.8 million at December 31, 2016 from $181.7 million at September 30, 2016. The increase was primarily due to an increase in passbook accounts, which increased $4.8 million, or 22.7%, to $26.0 million at December 31, 2016 from $21.2 million at September 30, 2016.  We experienced an increase in passbook accounts from out-of-state customers who we believe opened deposit accounts in order to obtain subscription rights in the offering.  This increase was partially offset by a decrease in certificates of deposit, which decreased $920,000, or 1.1%, to $84.6 million at December 31, 2016 from $85.5 million at September 30, 2016.  In recent periods, we allowed higher-rate certificates of deposit to run off at maturity to both improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products.

We had no outstanding borrowings at December 31, 2016 or September 30, 2016.  We have not needed borrowings to fund our operations in recent years due to a strong cash position and continued deposit growth.

Total equity capital increased $381,000, or 0.8%, to $45.5 million at December 31, 2016 from $45.1 million at September 30, 2016. The growth was due primarily to net income of $380,000 for the three months ended December 31, 2016.  Until the quarter ended December 31, 2016, we had classified all of our securities as held to maturity, resulting in no comprehensive income or loss.  We had $1,000, net of taxes, of unrecognized gain on securities available for sale at December 31, 2016.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

General. Net income increased $106,000, or 38.7%, to $380,000 for the three months ended December 31, 2016, compared to $274,000 for the three months ended December 31, 2015.  The increase was due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expenses, as described in more detail below.

Interest Income. Interest income increased $148,000, or 5.4%, to $2.9 million for the three months ended December 31, 2016 from $2.7 million for the three months ended December 31, 2015.  The increase was due to a $149,000, or 5.6%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $20.9 million, or 12.4%, to $189.6 million for the three months ended December 31, 2016 from $168.7 million for the three months ended December 31, 2015.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016.  Our average yield on loans decreased 39 basis points to 5.95% for the three months ended December 31, 2016 from 6.34% for the three months ended December 31, 2015, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest Expense. Interest expense decreased $181,000, or 42.9%, to $241,000 for the three months ended December 31, 2016 compared to $422,000 for the three months ended December 31, 2015, due to a decrease in interest expense on deposits, which is currently our sole source of interest expense.  Specifically, interest expense on certificates of deposit decreased $193,000, or 49.7%, to $195,000 for the three months ended December 31, 2016 from $388,000 for the three months ended December 31, 2015.  This decrease resulted from decreases in both the average balance of certificates of deposit and the average rate we paid on certificates of deposit. The average balance of certificates of deposit decreased $10.6 million, or 11.2%, to $84.5 million for the three months ended December 31, 2016 from $95.1 million for the three months ended December 31, 2015, and the average rate we paid on certificates of deposit decreased 71 basis points to 0.92% for the three months ended December 31, 2016 from 1.63% for the three months ended December 31, 2015.  In recent periods, we allowed higher-rate certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products.

Net Interest Income. Net interest income increased $329,000, or 14.2%, to $2.6 million for the three months ended December 31, 2016 from $2.3 million for the three months ended December 31, 2015, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Our average net interest-earning assets increased by $6.0 million, or 11.8%, to $57.2 million for the three months ended December 31, 2016 from $51.2 million for the three months ended December 31, 2015, due primarily to our loan growth, described above.  Our net interest rate spread increased by 62 basis points to 4.72% for the three months ended December 31, 2016 from 4.10% for the three months ended December 31, 2015, and our net interest margin increased by 53 basis points to 4.88% for the three months ended December 31, 2016 from 4.35% for the three months ended December 31, 2015, reflecting primarily a decrease in our cost of funds, as well as a 17 basis point increase in the average yield on our interest-earning assets.

Provision for Loan Losses.  Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we did not record a provision for loan losses for the three months ended December 31, 2016 or 2015. Our allowance for loan losses was $4.4 million at December 31, 2016 compared to $4.3 million at September 30, 2016 and $5.9 million at December 31, 2015.  The allowance for loan losses to total loans was 2.21% at December 31, 2016 compared to 2.22% at September 30, 2016 and 3.37% at December 31, 2015.  The allowance for loan losses to non-performing loans decreased to 95.18% at December 31, 2016 from 132.87% at September 30, 2016 and 141.69% at December 31, 2015.  We were able to maintain the allowance relatively consistent between December 31, 2016 and September 30, 2016 as we experienced modest loan growth during the quarter ended December 31, 2016, and had net recoveries of $54,000 during the quarter.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2016.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $48,000, or 18.2%, to $312,000 for the three months ended December 31, 2016 from $264,000 for the three months ended December 31, 2015.  The increase primarily resulted from an increase in other non-interest income of $39,000, or 44.8%, to $126,000 for the three months ended December 31, 2016 from $87,000 for the three months ended December 31, 2015.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,162	$1,106	$56	5.1%
Deferred compensation	$54	55	(1)	-1.8
Occupancy	$282	269	13	4.8
Advertising	$58	62	(4)	6.5
Data processing	$197	136	61	44.9
Other real estate owned	$4	6	(2)	-33.3
Loss (gain) on write down of other real estate owned	$(5)	(27)	22	-81.5
Legal and accounting	$103	119	(16)	-13.4
Organizational dues and subscriptions	$73	54	19	35.2
Director compensation	$63	41	22	53.7
Federal deposit insurance premiums	$38	34	4	11.8
Other	$320	306	14	4.6
Total non-interest expenses	$2,349	$2,161	$188	8.7%

Data processing expense increased due to increased expenses related to our Kasasa (rewards) deposit program, which we introduced in November 2014, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

Income Tax Expense. We incurred income tax expense of $229,000 and $146,000 for the three months ended December 31, 2016 and 2015, respectively, resulting in effective rates of 37.6% and 34.8%, respectively.  The increase in tax expense resulted from a $189,000, or 45.0%, increase in pre-tax income to $609,000 for the three months ended December 31, 2016 from $420,000 for the three months ended December 31, 2015.

Management of Market Risk

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates.  Our Asset/Liability

Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.  We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	limiting our reliance on non-core/wholesale funding sources;
•	growing our volume of transaction deposit accounts;
•	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one- to four-family residential real estate loan products in a way that encourages borrowers to select our balloon loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, beginning in calendar 2017, we intend to introduce adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates), and we have already begun to increase our investment securities portfolio, with an average maturity of less than 15 years.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  We estimate what our net interest income would be for a 12-month period.  We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2016, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$10,327	(0.33)%
+200	10,365	0.04%
Level	10,361	—
-200	9,676	(6.61)%
-400	9,335	(9.90)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.04% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.61% decrease in net interest income.  At December 31, 2015, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.17% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.97% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value or “NEV”) would change in the event of a range of assumed changes in market interest rates.  This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth, as of December 31, 2016, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$40,320	$(10,611)	(20.84)%	18.96%	(237)
+200	44,938	(5,993)	(11.77)%	20.01%	(122)
—	50,931	—	—	21.33%	—
-200	51,453	522	1.03%	20.68%	(65)
-400	49,800	(1,131)	(2.22)%	20.17%	(116)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at December 31, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience an 11.77% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.03% increase in net economic value.  At December 31, 2015, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.27% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.65% increase in net economic value.

GAP Analysis. In addition, we analyze our interest rate sensitivity by monitoring our interest rate sensitivity “gap.” Our interest rate sensitivity gap is the difference between the amount of our interest-earning assets maturing or repricing within a specific time period and the amount of our interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2016, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2016, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of December 31, 2016, and may not equal amounts included in our unaudited financial statements for the quarter ended December 31, 2016.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$20,372	$21,737	$22,472	$22,472	$22,472		$26,408
Investments	6,205	6,205	7,705	7,705	7,705		8,935
Net loans	22,260	34,372	54,963	84,019	143,082		197,587
Other assets	-	-	-	-	-		7,350
Total	$48,837	$62,314	$85,140	$114,196	$173,259		$240,280

Liabilities:
Non-maturity deposits	$44,149	$46,196	$50,290	$58,333	$81,163		$103,141
Certificates of deposit	10,255	19,864	32,938	41,343	66,384		84,603
Other liabilities	-	-	-	-	-		7,115
Equity capital	-	-	-	-	-		45,421
Total	$54,404	$66,060	$83,228	$99,676	$147,547		$240,280

Asset/liability gap	$(5,567)	$(3,746)	$1,912	$14,520	$25,712	$
Gap/assets ratio (2)	0.90%	0.94%	1.02%	1.15%	1.17%		0.00%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($240.3 million).

At December 31, 2015, our asset/liability gap from zero days to one year was ($4.8 million), resulting in a gap/assets ratio of (2.14%).

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and NEV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and NEV and will differ from actual results.  Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At December 31, 2016, we had a $58.0 million line of credit with the Federal Home Loan Bank of Atlanta, and had no borrowings outstanding as of December 31, 2016.  In addition, we have a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at December 31, 2016.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $(586,000) and $(337,000) for the three months ended December 31, 2016 and 2015, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans was $(5.0) million and $3.1 million for the three months ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts, was $6.1 million and $1.1 million for the three months ended December 31, 2016 and 2015.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2016, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2016.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for December 31, 2016 and September 30, 2016 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common Equity Tier 1
(to Risk Weighted Assets)	$45,183	31%	$6,592	4.50%	$9,522	6.50%
Total Capital
(to Risk Weighted Assets)	$47,046	32%	$11,719	8%	$14,649	10%
Tier I Capital
(to Risk Weighted Assets)	$45,183	31%	$8,789	6%	$11,719	8%
Tier I Capital
(to Average Assets)	$45,183	19%	$9,279	4%	$11,598	5%

As of September 30, 2016:
Common Equity Tier 1
(to Risk Weighted Assets)	$44,801	31%	$6,533	4.50%	$9,436	6.50%
Total Capital
(to Risk Weighted Assets)	$46,647	32%	$11,614	8%	$14,517	10%
Tier I Capital
(to Risk Weighted Assets)	$44,801	31%	$8,710	6%	$11,614	8%
Tier I Capital
(to Average Assets)	$44,801	19%	$9,274	4%	$11,593	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2016, we had outstanding commitments to originate loans of $19.2 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from December 31, 2016 totaled $32.9 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

During the year ended September 30, 2016, we entered into an agreement to construct an operations center.  The new building is expected to be completed during the second calendar quarter of 2017, with an estimated construction price of $2.6 million, as well as additional costs to furnish the building.  During the three months ended December 31, 2016, we incurred $548,000 of expense for this construction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2 of this quarterly report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus.  The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Charter of Community First Bancshares, Inc. (1)

3.2	Bylaws of Community First Bancshares, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANCSHARES, INC.

Date:	March 30	, 2017	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	March 30	, 2017	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer