Form 10-Q
period 2017-03-31
Community First Bancshares, Inc.
filed 2017-05-15
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-38074

Community First Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Federal	82-1147778
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3175 Highway 278 Covington, Georgia	30014
(Address of Principal Executive Offices)	(Zip Code)

(770) 786-7088

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of May 8, 2017, 7,538,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Community First Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Community First Bancshares, Inc. (the “Company”) has been formed to serve as the mid-tier holding company for Newton Federal Bank upon the completion of the mutual holding company reorganization of Newton Federal Bank.  As of March 31, 2017, the reorganization had not been completed.  As of March 31, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Newton Federal Bank.

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Newton Federal Bank as of and for the years ended September 30, 2016 and 2015 contained in the Company’s definitive prospectus dated February 13, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2017.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEWTON FEDERAL BANK

Balance Sheets

	March 31, 2017 (unaudited)	September 30, 2016 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $1,150 and $882 at March 31, 2017 and September 30, 2016, respectively	$3,497	4,272
Interest-earning deposits in other depository institutions	81,790	21,421
Cash and cash equivalents	85,287	25,693
Investment securities held-to-maturity (estimated fair values of $2,502 and $7,517)	2,501	7,499
Investment securities available-for-sale	8,789	—
FHLB stock	216	205
Loans held for sale	133	472
Loans, net	199,692	189,578
Other real estate owned	358	—
Premises and equipment, net	6,237	4,556
Accrued interest receivable and other assets	6,063	4,829
Total assets	$309,276	232,832

Liabilities and Capital

Liabilities :
Passbook accounts	$23,122	21,180
Interest bearing checking	35,558	30,662
Market rate checking	21,717	22,607
Non-interest bearing checking	89,575	21,727
Certificate of deposits	88,082	85,523
Total deposits	258,054	181,699
Accrued interest payable and other liabilities	5,340	6,052
Total liabilities	263,394	187,751
Commitments
Capital:
Retained earnings	45,875	45,081
Accumulated other comprehensive income	7	—
Total capital	45,882	45,081
Total liabilities and capital	$309,276	232,832

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Statements of Income

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Interest income:
Loans, including fees	$2,948	2,725	$5,767	5,397
Investment securities, including dividends	45	23	70	46
Other	61	62	104	106
Total interest income	3,054	2,810	5,941	5,549
Interest expense:
Deposits	248	370	489	793
Net interest income	2,806	2,440	5,452	4,756
Non-interest income:
Service charges on deposit accounts	175	168	361	346
Other	150	122	276	209
Total Non-interest income	325	290	637	555
Non-interest expenses:
Salaries and employee benefits	1,266	1,186	2,431	2,293
Deferred compensation	55	55	108	109
Occupancy	292	280	574	550
Advertising	56	61	114	123
Data processing	207	172	403	308
Other real estate owned	19	22	23	28
Net (gain) loss on sale of other real estate owned	(2)	73	(7)	47
Legal and accounting	110	106	212	225
Organizational dues and subscriptions	78	56	151	110
Director compensation	47	59	111	99
Federal deposit insurance premiums	17	34	55	68
Other	322	341	641	646
Total Non-interest expenses	2,467	2,445	4,816	4,606
Income before income taxes	664	285	1,273	705
Income tax expense	250	95	479	242
Net income	$414	190	$794	463

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
		(In thousands)
Net income	$414	$190	$794	$463

Other comprehensive income:

Net unrealized gain on available for sale securities, net of taxes of $4 and $5	6	-	7	-

Reclassification adjustment for realized gain on available for sale securities sold	-	-	-	-

Total other comprehensive income	6	-	7	-

Total comprehensive income	$420	$190	$801	$463

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$794	463
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	180	178
Deferred income tax	(167)	-
Net (gain) loss on sale of other real estate owned	(7)	47
Originations of loans held for sale	(1,487)	(1,261)
Proceeds from sales of loans held for sale	1,827	1,105
Change in:
Accrued interest receivable and other assets	(1,075)	230
Accrued interest payable and other liabilities	(704)	(244)
Net cash (used in)/ provided by operating activities	(639)	518
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8,821)	—
Net change in loans	(10,472)	(2,744)
Purchases of premises and equipment	(1,853)	(391)
Proceeds from paydowns of investment securities available-for-sale	35	—
Proceeds from investment securities held-to-maturity	5,000	—
Purchases of other investments	(11)	(3)
Proceeds from sales of other real estate owned	—	45
Net cash used in investing activities	(16,122)	(3,093)
Cash flows from financing activities:
Net change in demand and savings deposits	76,355	3,830
Net cash provided by financing activities	76,355	3,830
Net change in cash and cash equivalents	59,594	1,255
Cash and cash equivalents at beginning of period	25,693	38,494
Cash and cash equivalents at end of period	$85,287	39,749
Supplemental disclosures of cash flow information:
Cash paid for interest	$489	794
Cash paid for income taxes	$—	5
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$358	35

See accompanying notes to unaudited financial statements.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

(1)	Basis of Presentation

Newton Federal Bank (the “Bank”) is a federally chartered mutual savings and loan that was regulated by the Office of Thrift Supervision (OTS) until July 2011, when the OTS merged with the Office of Comptroller of the Currency (OCC) and the OCC became the primary regulator of the Bank.  The Bank’s main office is in Covington (Newton County), Georgia, conducting banking activities primarily in Newton and surrounding counties. The main emphasis of the Bank is providing mortgage and commercial loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.

The accompanying unaudited financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Bank as of March 31, 2017 and the results of its operations and its cash flows for the periods presented. The interim financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Registration Statement on Form S-1 of Community First Bancshares, Inc. (the “Company”), the proposed holding company for the Bank.

The results of operations for the quarter ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Bank's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at March 31, 2017 and September 30, 2016 are as follows: (in thousands)

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$2,501	1	—	2,502
September 30, 2016
U.S. Government sponsored enterprises	$7,499	18	—	7,517

There were no held-to-maturity securities in an unrealized loss position as of March 31, 2017 or September 30, 2016.

The U.S. government sponsored enterprise securities as of March 31, 2017 are comprised of one debt financing security issued by a government agency that matures within one year and one debt security issued by a government agency that matures within three years.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

There were no sales of securities held-to-maturity during the three and six months ended March 31, 2017 or 2016.

Securities with a carrying value of approximately $1,500,000 and $2,250,000 were pledged to secure public deposits at March 31, 2017 and September 30, 2016, respectively.

Investment Securities Available-for-Sale

Investment securities available-for-sale at March 31, 2017 and September 30, 2016 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2017	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$2,559	20	—	2,579
Government agency MBS	6,218	—	(8)	6,210
Total	$8,777	20	(8)	8,789
September 30, 2016
Municipal securities - tax exempt	—	—	—	—
Government agency MBS	—	—	—	—
Total	$—	—	—	—

There were four securities in an unrealized loss position as of March 31, 2017 and no securities in an unrealized loss position as of September 30, 2016.

The municipal tax exempt securities as of March 31, 2017 are comprised of eight debt securities issued by city and county municipal governments that mature between five and ten years and one security issued by a city or county municipal government that matures after ten years. The government agency mortgage back securities are issued by FNMA and FHLMC and are comprised of one security that matures in 5 to 10 years and seven securities that mature after ten years.

There were no sales of securities available-for-sale during the three and six months ended March 31, 2017 or 2016.

No available-for-sale securities were pledged to secure public deposits at March 31, 2017 and September 30, 2016.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at March 31, 2017 and September 30, 2016 are summarized as follows: (in thousands)

	March 31, 2017	September 30, 2016
Commercial (secured by real estate)	$26,205	29,162
Commercial and industrial	18,231	16,221
Construction, land and acquisition & development	22,480	13,343
Residential mortgage 1-4 family	134,734	132,899
Consumer installment	2,430	2,262
	204,080	193,887
Less allowance for loan losses	(4,388)	(4,309)
	$199,692	189,578

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $133,180,000 and $131,997,000 were pledged to secure the line of credit from the FHLB at March 31, 2017 and September 30, 2016, respectively.

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the six months ended March 31, 2017 and 2016: (in thousands)

March 31, 2017	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated		Total
Allowance for loan losses:
Beginning balance	1,595	643	143	1,882	36		10	4,309
Provision	(175)	89	199	(124)	9		2	-
Charge-offs	-	-	-	(30)	(15)		-	(45)
Recoveries	2	-	-	114	8		-	124
Ending balance	$1,422	$732	$342	$1,842	$38		$12	$4,388
Ending allowance attributable to loans:
Individually evaluated for impairment	2	-	-	3	-		-	5
Collectively evaluated for impairment	1,420	732	342	1,839	38		12	4,383
Total ending allowance	$1,422	$732	$342	$1,842	$38		$12	$4,388
Loans:
Individually evaluated for impairment	2,249	52	-	5,683	4		-	7,988
Collectively evaluated for impairment	23,956	18,179	22,480	129,051	2,426		-	196,092
Total loans	$26,205	$18,231	$22,480	$134,734	$2,430	$		$204,080

March 31, 2016
Allowance for loan losses:
Beginning balance	1,238	739	67	3,486	50		294	5,874
Provision	1,664	(108)	(7)	(1,260)	1		(290)	-
Charge-offs	(1,796)	-	-	(140)	(12)		-	(1,948)
Recoveries	219	-	-	133	5		-	357
Ending balance	$1,325	$631	$60	$2,219	$44		$4	$4,283
Ending allowance attributable to loans:
Individually evaluated for impairment	4	-	-	4	-		-	8
Collectively evaluated for impairment	1,321	631	60	2,215	44		4	4,275
Total ending allowance	$1,325	$631	$60	$2,219	$44		$4	$4,283
Loans:
Individually evaluated for impairment	2,521	-	-	5,721	6		-	8,248
Collectively evaluated for impairment	21,017	15,033	4,355	126,065	2,073		-	168,543
Total loans	$23,538	$15,033	$4,355	$131,786	$2,079		$-	$176,791

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

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

Impaired loans at March 31, 2017 and September 30, 2016 were as follows: (in thousands)

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$83	2,833	-	186	5
Commercial and industrial	52	52	-	60	-
Construction, land and acquisition & development	-	-	-	-	-
Residential mortgage	5,014	7,320	-	5,191	59
Consumer installment	4	4	-	5	-
	$5,153	10,209	-	5,442	64
With an allowance recorded:
Commercial (secured by real estate)	$2,166	2,166	2	2,198	34
Commercial and industrial	-	-	-	-	-
Construction, land and acquisition & development	-	-	-	-	-
Residential mortgage	669	669	3	675	11
Consumer installment	-	-	-	-	-
	$2,835	2,835	5	2,873	45
Total impaired loans	$7,988	13,044	5	8,315	109

September 30, 2016
With no related allowance recorded:
Commercial (secured by real estate)	$181	2,922	—	289	22
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,320	7,587	—	5,523	218
Consumer installment	5	10	—	9	—
	$5,506	10,519	—	5,821	240
With an allowance recorded:
Commercial (secured by real estate)	$2,202	2,202	3	2,943	85
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	675	675	3	554	37
Consumer installment	—	—	—	—	—
	$2,877	2,877	6	3,497	122
Total impaired loans	$8,383	13,396	6	9,318	362

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2017 and September 30, 2016 by class of loans: (in thousands)

March 31, 2017	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$485	6	-	491	25,714	26,205	125
Commercial and industrial	246	-	-	246	17,985	18,231	52
Construction, land and acquisition & development	416	-	-	416	22,064	22,480	-
Residential mortgage	2,688	993	926	4,607	130,127	134,734	2,448
Consumer installment	99	-	-	99	2,331	2,430	-
Total	$3,934	999	926	5,859	198,221	204,080	2,625

September 30, 2016
Commercial (secured by real estate)	$—	66	44	110	29,052	29,162	230
Commercial and industrial	194	—	—	194	16,027	16,221	—
Construction, land and acquisition & development	—	—	—	—	13,343	13,343	—
Residential mortgage	32	3,382	1,955	5,369	127,530	132,899	3,013
Consumer installment	20	—	—	20	2,242	2,262	—
Total	$246	3,448	1,999	5,693	188,194	193,887	3,243

There were no loans past due over 90 days and still accruing interest as of March 31, 2017 and September 30, 2016.

The table below presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the six months ended March 31, 2017.  There were none for the six months ended March 31, 2016.  No troubled debt restructurings have subsequently defaulted during the six months ended March 31, 2017 and 2016: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
March 31, 2017	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$18	$18	-	-

The Bank has allocated an allowance for loan losses of approximately $4,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017 and September 30, 2016, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2017 and September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

March 31, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$25,758	-	447	-	26,205
Commercial and industrial	18,179	-	52	-	18,231
Construction, land and acquisition & development	22,480	-	-	-	22,480
Residential mortgage	128,981	226	5,527	-	134,734
Consumer installment	2,430	-	-	-	2,430
Total	$197,828	226	6,026	-	204,080

September 30, 2016	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$28,228	—	934	—	29,162
Commercial and industrial	16,221	—	—	—	16,221
Construction, land and acquisition & development	13,343	—	—	—	13,343
Residential mortgage	123,577	229	9,093	—	132,899
Consumer installment	2,262	—	—	—	2,262
Total	$183,631	229	10,027	—	193,887

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $10,649,000 at March 31, 2017 and $7,925,000 at September 30, 2016.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $37,991,000 at March 31, 2017 and $35,016,000 at September 30, 2016.

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

Assets Recorded at Fair Value on a Recurring Basis

The Bank’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $8.8 million at March 31, 2017.  They are classified as Level 2.  There were no assets recorded at fair value as of September 30, 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2017 and September 30, 2016 (in thousands).

March 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	358	358
Impaired loans	—	—	7,983	7,983
Total assets at fair value	$—	—	8,341	8,341

September 30, 2016	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	8,377	8,377
Total assets at fair value	$—	—	8,377	8,377

NEWTON FEDERAL BANK

Notes to Unaudited Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Bank’s financial instruments at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017		September 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$85,287	85,287	25,693	25,693
Investment securities
available-for-sale	$8,789	8,789	—	—
held-to-maturity	$2,501	2,502	7,499	7,517
FHLB Stock	$216	216	205	205
Loans held for sale	$133	133	472	472
Loans, net	$199,692	187,385	189,578	183,321
Financial liabilities:
Deposits	$258,054	257,577	181,699	182,106

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

On October 31, 2016, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan was subject to the approval of the Board of Governors of the Federal Reserve System and the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, on April 27, 2017 the Bank converted to a stock savings bank and is now organized in the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, Community First Bancshares, Inc., which sold 3,467,595 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the common stock of the new holding company outstanding upon the completion of the reorganization and stock issuance.  Community First Bancshares, Inc. is organized as a corporation under the laws of the United States.  Community First Bancshares, MHC has been organized as a mutual holding company under the laws of the United States and owns 54% of the outstanding common stock of Community First Bancshares, Inc.

The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering.  As of March 31, 2017, reorganization costs of $809,710 had been recognized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of Newton Federal Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to Financial Statements included in the Prospectus.  The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allocation methodology applied by Newton Federal Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at March 31, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Newton Federal Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

Total assets increased $76.4 million, or 32.8%, to $309.3 million at March 31, 2017 from $232.8 million at September 30, 2016.  The increase was due primarily to an increase in cash and cash equivalents, as we held $64.4 million of funds at March 31, 2017 that had been submitted for the purchase of common stock in our stock offering.

Cash and cash equivalents increased $59.6 million, or 231.9%, to $85.3 million at March 31, 2017 from $25.7 million at September 30, 2016. The increase resulted primarily from our holding $64.4 million of funds at March 31, 2017 that had been submitted for the purchase of common stock in our stock offering.  Cash and cash equivalents will decrease in the second calendar quarter of 2017 as shares are issued and excess cash is refunded to persons whose orders for stock were not filled, in whole or in part, in the stock offering.

We had $133,000 of loans held for sale at March 31, 2017 compared to $472,000 at September 30, 2016.

Loans held for investment increased $10.2 million, or 5.3%, to $204.1 million at March 31, 2017 from $193.9 million at September 30, 2016.  Construction and land loans increased $9.1 million, or 68.5%, to $22.5 million at March 31, 2017 from $13.3 million at September 30, 2016, and commercial and industrial loans increased $2.0 million, or 12.39%, to $18.2 million at March 31, 2017 from $16.2 million at September 30, 2016.  We have recently increased our focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016.  Commercial real estate loans decreased $2.9 million, or 10.14%, to $26.2 million at March 31, 2017 from $29.2 million at September 30, 2016.  The decrease resulted from our largest commercial real estate loan being repaid in connection with it being refinanced at another financial institution.

Securities held-to-maturity decreased $5.0 million, or 66.6%, to $2.5 million at March 31, 2017 from $7.5 million at September 30, 2016 due to the maturity of a security.  Securities available-for-sale increased to $8.8 million at March 31, 2017, from $0 at September 30, 2016.  We purchased securities available-for-sale with a portion of the excess cash we held during the six-month period as well as the cash generated from the maturity of held-to-maturity securities.

Total deposits increased $76.4 million, or 42.0%, to $258.1 million at March 31, 2017 from $181.7 million at September 30, 2016.  The increase was primarily due to an increase in non-interest accounts, as we held $64.4 million of funds at March 31, 2017 that had been submitted for the purchase of common stock in our stock offering.  The increase was also caused by increases in all other categories of deposit accounts except for market rate checking accounts.  Passbook accounts increased $1.9 million, or 9.2% to $23.1 million at March 31, 2017 from $21.2 million at September 30, 2016.  Interest-bearing accounts increased $4.9 million, or 16.0%, to $30.1 million at March 31, 2017.  Non-interest-bearing checking accounts increased $67.9 million, or 312.3%, to $89.6 million at March 31, 2017 from $21.7 million at September 30, 2016.  Certificates of deposit increased $2.6 million, or 3.0%, to $88.1 million at March 31, 2017 from $85.5 million at September 30, 2016.  We experienced an increase in passbook accounts from out-of-state customers who we believe opened deposit accounts in order to obtain subscription rights in the offering, and many of these funds were withdrawn during the quarter ended March 31, 2017.  Certificates of deposits increased due to a CD campaign.  In recent periods, we allowed higher-rate certificates of deposit to run off at maturity to both improve our deposit mix and reduce our cost of funds, but we stopped this practice as of September 30, 2016.

We had no outstanding borrowings at March 31, 2017 or September 30, 2016.  We have not needed borrowings to fund our operations in recent years due to a strong cash position and continued deposit growth.

Total equity capital increased $801,000, or 1.8%, to $45.9 million at March 31, 2017 from $45.1 million at September 30, 2016. The growth was due primarily to net income of $794,000 for the six months ended March 31, 2017.  Until the quarter ended December 31, 2016, we had classified all of our securities as held to maturity, resulting in no comprehensive income or loss.  We had $7,000, net of taxes, of unrecognized gain on securities available for sale at March 31, 2017.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances.   The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.  Loan balances exclude loans held for sale.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$195,564	$2,947	6.03%	$168,316	$2,725	6.48%
Securities	10,059	42	1.70%	7,969	21	1.03%
Interest-earning deposits	26,799	61	0.92%	39,279	62	0.63%
Federal Home Loan Bank of Atlanta stock	205	3	4.92%	202	2	4.74%
Total interest-earning assets	232,627	3,052	5.25%	215,766	2,811	5.21%
Non-interest-earning assets	16,407			12,565
Total assets	$249,034			$228,331

Interest-bearing liabilities:
Passbook savings accounts	$23,029	$2	0.04%	$20,643	$2	0.04%
Interest bearing checking	33,849	33	0.39%	25,594	18	0.28%
Market Rate checking accounts	22,199	14	0.26%	23,582	15	0.26%
Certificates of Deposits	85,651	198	0.92%	93,165	335	1.44%
Total interest-bearing deposits	164,728	247	0.60%	162,984	370	0.91%
Total interest-bearing liabilities	164,728	247	0.60%	162,984	370	0.91%
Non-interest-bearing liabilities	38,369			20,951
Total liabilities	203,098			183,935
Total retained earnings	45,936			44,396
Total liabilities and retained earnings	$249,034			$228,330
Net interest income		$2,806			$2,441
Net interest rate spread (1)			4.65%			4.30%
Net interest-earning assets (2)	$67,899			$52,782
Net interest margin (3)			4.82%			4.52%
Average interest-earning assets to interest-bearing liabilities	141.22%			132.38%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$192,595	$5,767	5.99%	$168,506	$5,398	6.41%
Securities	8,912	65	1.45%	7,731	40	1.06%
Interest-earning deposits	23,114	104	0.90%	37,857	106	0.56%
Federal Home Loan Bank of Atlanta stock	205	5	4.75%	202	5	4.68%
Total interest-earning assets	224,826	5,941	5.28%	214,296	5,548	5.18%
Non-interest-earning assets	15,082			12,692
Total assets	$239,909			$226,988

Interest-bearing liabilities:
Passbook savings accounts	$22,416	$4	0.04%	$20,429	$4	0.04%
Interest bearing checking	32,381	62	0.38%	24,757	35	0.28%
Market Rate checking accounts	22,396	30	0.26%	22,978	30	0.26%
Certificates of Deposits	85,059	393	0.92%	94,133	724	1.54%
Total interest-bearing deposits	162,252	489	0.60%	162,297	793	0.98%
Total interest-bearing liabilities	162,252	489	0.60%	162,297	793	0.98%
Non-interest-bearing liabilities	31,939			20,325
Total liabilities	194,191			182,622
Total retained earnings	45,718			44,366
Total liabilities and retained earnings	$239,909			$226,988
Net interest income		$5,452			$4,755
Net interest rate spread (1)			4.68%			4.20%
Net interest-earning assets (2)	$62,574			$51,999
Net interest margin (3)			4.85%			4.44%
Average interest-earning assets to interest-bearing liabilities	138.57%			132.04%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2017 vs. 2016			Six Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(In thousands)
Interest-earning assets:
Loans	$1,215	$(993)	$222	$1,220	$(851)	$369
Securities	7	14	21	7	18	25
Interest-earning deposits and federal funds	(93)	92	(1)	(101)	99	(2)
Federal Home Loan Bank of Atlanta stock	-	1	1	-	-	-
Total interest-earning assets	1,129	(886)	243	1,126	(734)	392

Interest-bearing liabilities:
Passbook savings accounts	-	-	-	-	-	-
Interest bearing checking	7	8	15	13	14	27
Market rate checking	(1)	-	(1)	-	-	-
Certificates of deposits	(25)	(112)	(137)	(64)	(267)	(331)
Total deposits	(19)	(104)	(123)	(51)	(253)	(304)
Total interest-bearing liabilities	(19)	(104)	(123)	(51)	(253)	(304)

Change in net interest income	$1,148	$(782)	$366	$1,177	$(481)	$696

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income increased $224,000, or 117.9%, to $414,000 for the three months ended March 31, 2017, compared to $190,000 for the three months ended March 31, 2016.  The increase was due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expenses, as described in more detail below.

Interest Income. Interest income increased $244,000, or 8.7%, to $3.1 million for the three months ended March 31, 2017 from $2.8 million for the three months ended March 31, 2016.  The increase was due primarily to a $223,000, or 8.2%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $27.2 million, or 16.2%, to $195.6 million for the three months ended March 31, 2017 from $168.3 million for the three months ended March 31, 2016.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016.  Our average yield on loans decreased 45 basis points to 6.03% for the three months ended March 31, 2017 from 6.48% for the three months ended March 31, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest Expense. Interest expense decreased $122,000, or 33.0%, to $248,000 for the three months ended March 31, 2017 compared to $370,000 for the three months ended March 31, 2016, due to a decrease in interest expense on deposits, which is currently our sole source of interest expense.  Specifically, interest expense on certificates of deposit decreased $137,000, or 40.9%, to $198,000 for the three months ended March 31, 2017 from $335,000 for the three months ended March 31, 2016.  This decrease resulted from decreases in both the average balance of certificates of deposit and the average rate we paid on certificates of deposit.  The average balance of certificates of deposit decreased $7.5 million, or 8.1%, to $85.7 million for the three months ended March 31, 2017 from $93.2 million for the three months ended March 31, 2016, and the average rate we paid on certificates of deposit decreased 52 basis points to 0.92% for the three months ended March 31, 2017 from 1.44% for the three months ended March 31, 2016.  In recent periods, we had allowed higher-rate certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products.

Net Interest Income. Net interest income increased $366,000, or 15.0%, to $2.8 million for the three months ended March 31, 2017 from $2.4 million for the three months ended March 31, 2016, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Our average net interest-earning assets increased by $15.1 million, or 28.6%, to $67.9 million for the three months ended March 31, 2017 from $52.8 million for the three months ended March 31, 2016, due primarily to our loan growth, described above.  Our net interest rate spread increased by 35 basis points to 4.65% for the three months ended March 31, 2017 from 4.30% for the three months ended March 31, 2016, and our net interest margin increased by 30 basis points to 4.82% for the three months ended March 31, 2017 from 4.52% for the three months ended March 31, 2016, reflecting primarily a decrease in our cost of funds, as well as a 4 basis point increase in the average yield on our interest-earning assets.

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

After an evaluation of these factors, we did not record a provision for loan losses for the three months ended March 31, 2017 or 2016.  Our allowance for loan losses was $4.4 million at March 31, 2017 compared to $4.4 million at December 31, 2016 and $4.3 million at March 31, 2016.  The allowance for loan losses to total loans was 2.15% at March 31, 2017 compared to 2.21% at December 31, 2016 and 2.43% at March 31, 2016.  The allowance for loan losses to non-performing loans was 167.2% at March 31, 2017 compared to 95.2% at December 31, 2016 and 131.6% at March 31, 2016.  We were able to maintain the allowance relatively consistent between March 31, 2017 and December 31, 2016 as we experienced modest loan growth during the quarter ended March 31, 2017, and had net recoveries of $25,000 during the quarter.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $35,000, or 12.1%, to $325,000 for the three months ended March 31, 2017 from $290,000 for the three months ended March 31, 2016.  The increase primarily resulted from an increase in other non-interest income of $28,000, or 23.0%, to $150,000 for the three months ended March 31, 2017 from $122,000 for the three months ended March 31, 2016.  This was due largely to loan related fees due to increased loan volume.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,266	$1,186	$80	6.7%
Deferred compensation	55	55	—	—
Occupancy	292	280	12	4.3%
Advertising	56	61	(5)	(8.2)%
Data processing	207	172	35	20.3%
Other real estate owned	19	22	(3)	(13.6)%
Loss (gain) on write down of other real estate owned	(2)	73	(75)	(102.7)%
Legal and accounting	110	106	4	3.8%
Organizational dues and subscriptions	78	56	22	39.3%
Director compensation	47	59	(12)	(20.3)%
Federal deposit insurance premiums	17	34	(17)	(50.0)%
Other	322	341	(19)	(5.6)%
Total non-interest expenses	$2,467	$2,445	$22	0.9%

Salaries and employee benefits increased due to increased staff for growth and infrastructure.  Data processing expense increased due to increased expenses related to our Kasasa (rewards) deposit program, which we introduced in November 2014, which promotes free checking accounts with either attractive interest rates or cash-back rewards.  Write down of other real estate owned was a gain compared to a loss the previous period due to reduction in foreclosed property.  Federal deposit insurance premiums decreased substantially due to a change in the way FDIC calculates the assessment fees.

Income Tax Expense. We incurred income tax expense of $250,000 and $95,000 for the three months ended March 31, 2017 and 2016, respectively, resulting in effective rates of 37.7% and 33.3%, respectively.  The increase in tax expense resulted from a $379,000, or 133.0%, increase in pre-tax income to $664,000 for the three months ended March 31, 2017 from $285,000 for the three months ended March 31, 2016.

Comparison of Operating Results for the Six Months Ended March 31, 2017 and 2016

General. Net income increased $331,000, or 71.5%, to $794,000 for the six months ended March 31, 2017, compared to $463,000 for the six months ended March 31, 2016.  The increase was due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expenses, as described in more detail below.

Interest Income. Interest income increased $392,000, or 7.1%, to $5.9 million for the six months ended March 31, 2017 from $5.5 million for the six months ended March 31, 2016.  The increase was due to a $370,000, or 6.9%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $24.1 million, or 14.3%, to $192.6 million for the six months ended March 31, 2017 from $168.5 million for the six months ended March 31, 2016.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2017.  Our average yield on loans decreased 42 basis points to 5.99% for the six months ended March 31, 2017 from 6.41% for the six months ended March 31, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest Expense. Interest expense decreased $304,000, or 38.3%, to $489,000 for the six months ended March 31, 2017 compared to $793,000 for the six months ended March 31, 2016, due to a decrease in interest expense on deposits, which is currently our sole source of interest expense.  Specifically, interest expense on certificates of deposit decreased $331,000, or 45.7%, to $393,000 for the six months ended March 31, 2017 from $724,000 for the six months ended March 31, 2016.  This decrease resulted from decreases in both the average balance of certificates of deposit and the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit decreased 62 basis points to 0.92% for the six months ended March 31, 2017 from 1.54% for the six months ended March 31, 2016, reflecting lower market interest rates.  The average balance of certificates of deposit decreased $9.1 million, or 9.6%, to $85.1 million for the six months ended March 31, 2017 from $94.1 million for the six months ended March 31, 2016.  In recent periods, we had allowed higher-rate certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products.

Net Interest Income. Net interest income increased $696,000, or 14.6%, to $5.5 million for the six months ended March 31, 2017 from $4.8 million for the six months ended March 31, 2016, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Our average net interest-earning assets increased by $10.6 million, or 20.3%, to $62.6 million for the six months ended March 31, 2017 from $52.0 million for the six months ended March 31, 2016, due primarily to our loan growth, described above.  Our net interest rate spread increased by 48 basis points to 4.68% for the six months ended March 31, 2017 from 4.20% for the six months ended March 31, 2016, and our net interest margin increased by 41 basis points to 4.85% for the six months ended March 31, 2017 from 4.44% for the six months ended March 31, 2016, reflecting primarily a decrease in our cost of funds, as well as a 10 basis point increase in the average yield on our interest-earning assets.

Provision for Loan Losses.  We did not record a provision for loan losses for the six months ended March 31, 2017 or 2016.  Our allowance for loan losses was $4.4 million at March 31, 2017 compared to $4.3 million at September 30, 2016 and $4.3million at March 31, 2016.  The allowance for loan losses to total loans was 2.20% at March 31, 2017 compared to 2.22% at September 30, 2016 and 2.43% at March 31, 2016.  The allowance for loan losses to non-performing loans was 167.17% at March 31, 2017 compared to 132.87% at September 30, 2016 and 131.55% at March 31, 2016.  We were able to maintain the allowance relatively consistent between March 31, 2017 and September 30, 2016 despite the loan growth we experienced during the six months ended March 31, 2017, as we had net recoveries of $79,000 during the period while also experiencing improvement in asset quality as impaired loans decreased during the period.

Non-interest Income. Non-interest income increased $82,000, or 14.8%, to $637,000 for the six months ended March 31, 2017 from $555,000 for the six months ended March 31, 2016.  The increase primarily resulted from an increase in other non-interest income of $67,000, or 32.1%, to $276,000 for the six months ended March 31, 2017 from $209,000 for the six months ended March 31, 2016.  This was due largely to loan related fees due to increased loan volume.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,431	$2,293	$138	6.0%
Deferred compensation	108	109	(1)	(0.9)
Occupancy	574	550	24	4.4
Advertising	114	123	(9)	(7.3)
Data processing	403	308	95	30.8
Other real estate owned	23	28	(5)	(17.9)
Loss (gain) on write down of other real estate owned	(7)	47	(54)	(114.9)
Legal and accounting	212	225	(13)	(5.8)
Organizational dues and subscriptions	151	110	41	37.3
Director compensation	111	99	12	12.1
Federal deposit insurance premiums	55	68	(13)	(19.1)
Other	641	646	(5)	(0.8)
Total non-interest expenses	$4,816	$4,606	$210	4.6%

Salaries and employee benefits increased due to increased staff for growth and infrastructure.  Data processing expense increased due to increased expenses related to our Kasasa (rewards) deposit program, which we introduced in November 2014, which promotes free checking accounts with either attractive interest rates or cash-back rewards.  Write down of other real estate owned was a gain compared to a loss the previous period due to reduction in foreclosed property.

Income Tax Expense. We incurred income tax expense of $479,000 and $242,000 for the six months ended March 31, 2017 and 2016, respectively, resulting in effective rates of 37.6% and 34.3%, respectively.  The increase in tax expense resulted from a $568,000, or 80.6%, increase in pre-tax income to $1.3 million for the six months ended March 31, 2017 from $705,000 for the six months ended March 31, 2016.

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

The table below sets forth, as of March 31, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$14,278	24.21%
+200	12,895	12.18%
Level	11,495	—
-200	9,913	(13.81)%
-400	9,502	(17.39)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.34% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 13.81% decrease in net interest income.  At March 31, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 1.01% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.90% decrease in net interest income.

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

The table below sets forth, as of March 31, 2017, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$39,857	$(11,364)	(22.18)%	14.07%	(230)
+200	44,853	(6,368)	(12.43)%	15.15%	(132)
—	51,221	—	—	16.47%	—
-200	52,617	1,396	2.73%	16.30%	(17)
-400	50,466	(755)	(1.47)%	15.73%	(74)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at March 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.43% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.73% increase in net economic value.  At March 31, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.81% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.62% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of March 31, 2017, and may not equal amounts included in our unaudited financial statements for the quarter ended March 31, 2017.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$82,176	$82,176	$82,176	$82,176	$82,176	$84,003
Investments	1,834	4,320	4,814	5,742	8,738	13,605
Net loans	27,193	42,191	62,265	88,642	146,612	206,090
Other assets	-	-	-	-	-	9,476
Total (1)	$111,203	$128,687	$149,255	$176,560	$237,526	$313,174

Liabilities:
Non-maturity deposits	$44,168	$46,450	$51,013	$59,884	$84,969	$105,574
Certificates of deposit	9,875	17,106	28,706	37,145	73,889	88,082
Other liabilities	-	-	-	-	-	73,676
Equity capital	-	-	-	-	-	45,842
Total (1)	$54,043	$63,556	$79,719	$97,029	$158,858	$313,174

Asset/liability gap	$57,160	$65,131	$69,536	$79,531	$78,668
Gap/assets ratio (2)	18.25%	20.80%	22.20%	25.40%	25.12%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($313.2 million).

At March 31, 2016, our asset/liability gap from zero days to one year was ($944,000), resulting in a gap/assets ratio of (0.41%).

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At March 31, 2017, we had a $58.0 million line of credit with the Federal Home Loan Bank of Atlanta, and had no borrowings outstanding as of March 31, 2017.  In addition, we have a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at March 31, 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash (used in)/provided by operating activities was $(639,000) and $518,000 for the six months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans was $(16.1) million and $3.1 million for the six months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts, was $76.4 million and $3.8 million for the six months ended March 31, 2017 and 2016.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at March 31, 2017.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for March 31, 2017 and September 30, 2016 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$45,606	28%	$7,416	4.50%	$10,711	6.50%
Total Capital
(to Risk Weighted Assets)	$47,695	29%	$13,183	8%	$16,479	10%
Tier I Capital
(to Risk Weighted Assets)	$45,606	28%	$9,888	6%	$13,183	8%
Tier I Capital
(to Average Assets)	$45,606	18%	$10,082	4%	$12,602	5%

As of September 30, 2016:
Common Equity Tier 1
(to Risk Weighted Assets)	$44,801	31%	$6,533	4.50%	$9,436	6.50%
Total Capital
(to Risk Weighted Assets)	$46,647	32%	$11,614	8%	$14,517	10%
Tier I Capital
(to Risk Weighted Assets)	$44,801	31%	$8,710	6%	$11,614	8%
Tier I Capital
(to Average Assets)	$44,801	19%	$9,274	4%	$11,593	5%

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, our level of liquidity may be reduced as the net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations are expected to be enhanced and result in increases in net interest-earning assets and net interest income. However, due to the increase in equity from the stock offering proceeds, our return on equity will be lower until we can utilize the proceeds raised in the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At March 31, 2017, we had outstanding commitments to originate loans of $15.4 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from March 31, 2017 totaled $28.7 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

During the year ended September 30, 2016, we entered into an agreement to construct an operations center.  The new building is expected to be completed during the second calendar quarter of 2017, with an estimated construction price of $2.6 million, as well as additional costs to furnish the building.  During the six months ended March 31, 2017, we incurred $1,848,450 of expense for this construction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part 1, Item 2 of this quarterly report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	May 15, 2017	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	May 15, 2017	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer