Form 10-Q
period 2017-06-30
Community First Bancshares, Inc.
filed 2017-08-11
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of August 7, 2017, 7,538,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2017 (unaudited)	September 30, 2016 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $770 and $882 at June 30, 2017 and September 30, 2016, respectively	$2,925	4,272
Interest-earning deposits in other depository institutions	36,618	21,421
Cash and cash equivalents	39,543	25,693
Investment securities held-to-maturity (estimated fair values of $2,503 and $7,517)	2,500	7,499
Investment securities available-for-sale	13,735	—
Federal Home Loan Bank stock	216	205
Loans held for sale	-	472
Loans, net	208,546	189,578
Other real estate owned	448	—
Premises and equipment, net	8,068	4,556
Accrued interest receivable and other assets	4,654	4,829
Total assets	$277,710	232,832

Liabilities and Stockholders' Equity

Liabilities :
Passbook accounts	$22,355	21,180
Interest bearing checking	38,911	30,662
Market rate checking	22,373	22,607
Non-interest bearing checking	24,744	21,727
Certificate of deposits	86,610	85,523
Total deposits	194,993	181,699
Accrued interest payable and other liabilities	6,224	6,052
Total liabilities	201,217	187,751
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 . outstanding at June 30, 2017; no shares outstanding at September 30, 2016)	75	—
Additional paid in capital	33,033	—
Unearned ESOP shares	(2,908)	—
Retained earnings	46,228	45,081
Accumulated other comprehensive income	65	—
Total stockholders' equity	76,493	45,081
Total liabilities and stockholders' equity	$277,710	232,832

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest income:
Loans, including fees	$3,044	2,750	$8,811	8,148
Investment securities, including dividends	71	23	141	69
Interest-earning deposits	138	59	242	164
Total interest income	3,253	2,832	9,194	8,381
Interest expense:
Deposits	291	335	780	1,128
Net interest income	2,962	2,497	8,414	7,253
Non-interest income:
Service charges on deposit accounts	178	175	539	520
Other	101	122	377	331
Total non-interest income	279	297	916	851
Non-interest expenses:
Salaries and employee benefits	1,539	1,096	3,969	3,390
Deferred compensation	55	55	164	165
Occupancy	327	274	901	824
Advertising	49	60	163	183
Data processing	169	163	572	470
Other real estate owned	14	30	37	57
Net (gain) loss on sale of other real estate owned	(17)	22	(24)	68
Legal and accounting	145	116	357	341
Organizational dues and subscriptions	74	58	226	168
Director compensation	71	37	181	136
Federal deposit insurance premiums	17	43	72	111
Other	315	350	956	996
Total non-interest expenses	2,758	2,304	7,574	6,909
Income before income taxes	483	490	1,756	1,195
Income tax expense	129	173	609	414
Net income	$354	317	$1,147	781
Basic and diluted earnings per share	$0.03		$0.03

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
		(In thousands)
Net income	$354	$317	$1,147	$781

Other comprehensive income:

Net unrealized gain on available for sale securities, net of taxes of $30 and $34	57	-	65	-

Reclassification adjustment for realized gain on available for sale securities sold	-	-	-	-

Total other comprehensive income	57	-	65	-

Total comprehensive income	$411	$317	$1,212	$781

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$1,147	781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	259
Deferred income tax	(152)	-
Net (gain) on sale of other real estate owned	(11)	(71)
Originations of loans held for sale	(1,487)	(1,688)
Proceeds from sales of loans held for sale	1,960	1,495
Change in:
Accrued interest receivable and other assets	292	(115)
Accrued interest payable and other liabilities	172	(324)
Net cash provided by operating activities	2,248	337
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(14,019)	—
Net change in loans	(19,785)	(6,580)
Purchases of premises and equipment	(3,798)	(457)
Proceeds from paydowns of investment securities available-for-sale	340	—
Proceeds from maturity of investment securities held-to-maturity	5,000	—
Purchases of other investments	(11)	(3)
Proceeds from sales of other real estate owned	381	698
Net cash used in investing activities	(31,892)	(6,342)
Cash flows from financing activities:
Net change in demand and savings deposits	13,294	3,673
Proceeds from stock offering	34,640	—
Funding of ESOP	(2,955)	—
Stock offering expenses	(1,485)	—
Net cash provided by financing activities	43,494	3,673
Net change in cash and cash equivalents	13,850	(2,332)
Cash and cash equivalents at beginning of period	25,693	38,494
Cash and cash equivalents at end of period	$39,543	36,162
Supplemental disclosures of cash flow information:
Cash paid for interest	$780	1,129
Cash paid for income taxes	$—	5
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$817	45

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a one-bank holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties. The main emphasis of the Bank is providing mortgage loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2017 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1.

The results of operations for the quarter and nine months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or for any other period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Bank’s financial statements for the year ended September 30, 2016 included in the Company’s Form S-1.

Net earnings per share is calculated for the period that the Company’s shares of common stock were outstanding (April 27, 2017 through June 30, 2017). The net earnings for this period was $249,000 and the weighted average common shares outstanding were 7,538,250.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at June 30, 2017 and September 30, 2016 are as follows: (in thousands)

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$2,500	3	—	2,503
September 30, 2016
U.S. Government sponsored enterprises	$7,499	18	—	7,517

The U.S. government sponsored enterprise securities as of June 30, 2017 are comprised of one debt financing security issued by a government agency that matures within one year and one debt security issued by a government agency that matures within three years.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were no sales of securities held-to-maturity during the three and nine months ended June 30, 2017 or 2016.

Securities with a carrying value of approximately $1,500,000 and $2,250,000 were pledged to secure public deposits at June 30, 2017 and September 30, 2016, respectively.

Investment Securities Available-for-Sale

Investment securities available-for-sale at June 30, 2017 and September 30, 2016 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
June 30, 2017	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,177	134	—	5,311
Government agency mortgage-backed securities	8,459	—	(35)	8,424
Total	$13,636	134	(35)	13,735
September 30, 2016
Municipal securities - tax exempt	—	—	—	—
Government agency mortgage-backed securities	—	—	—	—
Total	$—	—	—	—

There were eight securities in an unrealized loss position as of June 30, 2017 and no securities in an unrealized loss position as of September 30, 2016.

The municipal tax exempt securities as of June 30, 2017 are comprised of 18 debt securities issued by city and county municipal governments that mature between five and ten years and one security issued by a city or county municipal government that matures after ten years. The government agency mortgage back securities are issued by FNMA and FHLMC and are comprised of two securities that mature in five to 10 years and nine securities that mature after ten years.

There were no sales of securities available-for-sale during the three and nine months ended June 30, 2017 or 2016.

No available-for-sale securities were pledged to secure public deposits at June 30, 2017 and September 30, 2016.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at June 30, 2017 and September 30, 2016 are summarized as follows: (in thousands)

	June 30, 2017	September 30, 2016
Commercial (secured by real estate)	$27,556	29,162
Commercial and industrial	20,686	16,221
Construction, land and acquisition & development	24,199	13,343
Residential mortgage 1-4 family	137,881	132,899
Consumer installment	2,777	2,262
	213,099	193,887
Less allowance for loan losses	(4,553)	(4,309)
	$208,546	189,578

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $135,732,000 and $131,997,000 were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at June 30, 2017 and September 30, 2016, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the nine months ended June 30, 2017 and 2016: (in thousands)

June 30, 2017	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated		Total
Allowance for loan losses:
Beginning balance	1,595	643	143	1,882	36		10	4,309
Provision	(122)	202	196	(278)	9		(7)	-
Charge-offs	-	(15)	-	(41)	(14)		-	(70)
Recoveries	52	-	-	253	9		-	314
Ending balance	$1,525	$830	$339	$1,816	$40		$3	$4,553
Ending allowance attributable to loans:
Individually evaluated for impairment	2	-	-	3	-		-	5
Collectively evaluated for impairment	1,523	830	339	1,813	40		3	4,548
Total ending allowance	$1,525	$830	$339	$1,816	$40		$3	$4,553
Loans:
Individually evaluated for impairment	1,922	37	-	5,698	4		-	7,661
Collectively evaluated for impairment	25,634	20,649	24,199	132,183	2,773		-	205,438
Total loans	$27,556	$20,686	$24,199	$137,881	$2,777	$		$213,099

June 30, 2016
Allowance for loan losses:
Beginning balance	1,238	739	67	3,486	50		294	5,874
Provision	1,718	(45)	83	(1,461)	(2)		(293)	-
Charge-offs	(1,796)	-	-	(264)	(13)		-	(2,073)
Recoveries	233	-	-	341	4		-	578
Ending balance	$1,393	$694	$150	$2,102	$39		$1	$4,379
Ending allowance attributable to loans:
Individually evaluated for impairment	3	-	-	4	-		-	7
Collectively evaluated for impairment	1,390	694	150	2,098	39		1	4,372
Total ending allowance	$1,393	$694	$150	$2,102	$39		$1	$4,379
Loans:
Individually evaluated for impairment	2,452	-	-	5,739	5		-	8,196
Collectively evaluated for impairment	20,944	15,609	8,053	126,173	2,019		-	172,798
Total loans	$23,396	$15,609	$8,053	$131,912	$2,024		$-	$180,994

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at June 30, 2017 and September 30, 2016 were as follows: (in thousands)

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$100	2,758	-	130	-
Commercial and industrial	37	52	-	50	-
Construction, land and acquisition & development	-	-	-	-	-
Residential mortgage	5,159	7,455	-	5,217	53
Consumer installment	4	4	-	4	-
	$5,300	10,269	-	5,401	53
With an allowance recorded:
Commercial (secured by real estate)	$1,822	1,822	2	1,846	27
Commercial and industrial	-	-	-	-	-
Construction, land and acquisition & development	-	-	-	-	-
Residential mortgage	539	539	3	544	8
Consumer installment	-	-	-	-	-
	$2,361	2,361	5	2,390	35
Total impaired loans	$7,661	12,630	5	7,791	88

September 30, 2016
With no related allowance recorded:
Commercial (secured by real estate)	$181	2,922	—	289	22
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,320	7,587	—	5,523	218
Consumer installment	5	10	—	9	—
	$5,506	10,519	—	5,821	240
With an allowance recorded:
Commercial (secured by real estate)	$2,202	2,202	3	2,943	85
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	675	675	3	554	37
Consumer installment	—	—	—	—	—
	$2,877	2,877	6	3,497	122
Total impaired loans	$8,383	13,396	6	9,318	362

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2017 and September 30, 2016 by class of loans: (in thousands)

June 30, 2017	30 -59 Days Past Due		60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$		-	47	47	27,509	27,556	149
Commercial and industrial		-	-	37	37	20,649	20,686	37
Construction, land and acquisition & development		-	-	-	-	24,199	24,199	-
Residential mortgage		254	2,512	1,673	4,439	133,442	137,881	3,327
Consumer installment		10	32	7	49	2,728	2,777	7
Total		$264	2,544	1,764	4,572	208,527	213,099	3,520

September 30, 2016
Commercial (secured by real estate)		$—	66	44	110	29,052	29,162	230
Commercial and industrial		194	—	—	194	16,027	16,221	—
Construction, land and acquisition & development		—	—	—	—	13,343	13,343	—
Residential mortgage		32	3,382	1,955	5,369	127,530	132,899	3,013
Consumer installment		20	—	—	20	2,242	2,262	—
Total		$246	3,448	1,999	5,693	188,194	193,887	3,243

There were no loans past due over 90 days and still accruing interest as of June 30, 2017 and September 30, 2016.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the nine months ended June 30, 2017.  There was none for the nine months ended June 30, 2016.  One troubled debt restructuring defaulted during the nine months ended June 30, 2017 and no troubled debt restructurings have subsequently defaulted during the nine months ended June 30, 2016: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
June 30, 2017	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$18	$18	1	76

The Bank has allocated an allowance for loan losses of approximately $3,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 and September 30, 2016, respectively.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loss.  Loans considered uncollectible and of such little value that the continuance as a Bank asset is not warranted.  This does not mean that the loan has no recovery or salvage value, but rather the asset should be charged off even though partial recovery may be possible in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2017 and September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

June 30, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$27,087	-	469	-	27,556
Commercial and industrial	20,649	-	37	-	20,686
Construction, land and acquisition & development	24,199	-	-	-	24,199
Residential mortgage	131,857	225	5,799	-	137,881
Consumer installment	2,767	-	10	-	2,777
Total	$206,559	225	6,315	-	213,099

September 30, 2016	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$28,228	—	934	—	29,162
Commercial and industrial	16,221	—	—	—	16,221
Construction, land and acquisition & development	13,343	—	—	—	13,343
Residential mortgage	123,577	229	9,093	—	132,899
Consumer installment	2,262	—	—	—	2,262
Total	$183,631	229	10,027	—	193,887

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $10,418,000 at June 30, 2017 and $7,925,000 at September 30, 2016.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $37,521,000 at June 30, 2017 and $35,016,000 at September 30, 2016.

(5)    Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who meet certain service requirements. The Company makes annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The balance of the note payable of the ESOP was $2,954,990 at June 30, 2017. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.

(6)	Stockholders’ Equity

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

(7)	Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

FHLB Stock

The carrying value of FHLB Stock approximates fair value.

Loans and Loans Held for Sale

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $13.7 million at June 30, 2017.  They are classified as Level 2.  There were no assets recorded at fair value on a recurring basis as of September 30, 2016.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2017 and September 30, 2016 (in thousands).

June 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	448	448
Impaired loans	—	—	7,656	7,656
Total assets at fair value	$—	—	8,104	8,104

September 30, 2016	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	8,377	8,377
Total assets at fair value	$—	—	8,377	8,377

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017		September 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,543	39,543	25,693	25,693
Investment securities
available-for-sale	$13,735	13,735	—	—
held-to-maturity	$2,500	2,503	7,499	7,517
FHLB Stock	$216	216	205	205
Loans held for sale	$—	—	472	472
Loans, net	$208,546	192,015	189,578	183,321
Financial liabilities:
Deposits	$194,993	194,589	181,699	182,106

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of IT security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at June 30, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file a federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

Total assets increased $44.9 million, or 19.3%, to $277.7 million at June 30, 2017 from $232.8 million at September 30, 2016.  The increase was due to an increase in loans, as well as an increase in cash and cash equivalents resulting from the net proceeds of our stock offering.

Cash and cash equivalents increased $13.9 million, or 53.9%, to $39.5 million at June 30, 2017 from $25.7 million at September 30, 2016. The increase resulted primarily from the net proceeds of our stock offering.  We expect our cash to decrease as we deploy the net proceeds into higher-yielding assets, such as loans and securities.

We had no loans held for sale at June 30, 2017 compared to $472,000 at September 30, 2016.

Loans held for investment increased $19.2 million, or 9.9%, to $213.1 million at June 30, 2017 from $193.9 million at September 30, 2016.  Construction and land loans increased $10.9 million, or 81.4%, to $24.2 million at June 30, 2017 from $13.3 million at September 30, 2016, and commercial and industrial loans increased $4.5 million, or 27.5%, to $20.7 million at June 30, 2017 from $16.2 million at September 30, 2016.  We have recently increased our focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Commercial real estate loans decreased $1.6 million, or 5.5%, to $27.6 million at June 30, 2017 from $29.2 million at September 30, 2016.  The decrease resulted from our largest commercial real estate loan being repaid in connection with it being refinanced at another financial institution.

Securities held-to-maturity decreased $5.0 million, or 66.6%, to $2.5 million at June 30, 2017 from $7.5 million at September 30, 2016 due to the maturity of a security.  Securities available-for-sale increased to $13.7 million at June 30, 2017, from $0 at September 30, 2016.  We purchased securities available-for-sale with a portion of the excess cash we held during the nine-month period as well as the cash generated from the maturity of held-to-maturity securities.

Total deposits increased $13.3 million, or 7.3%, to $195.0 million at June 30, 2017 from $181.7 million at September 30, 2016.  The increase was caused by increases in all categories of deposit accounts except for market rate checking accounts.  Interest-bearing checking accounts increased $8.2 million, or 26.9%, to $38.9 million at June 30, 2017.  Non-interest-bearing checking accounts increased $3.0 million, or 13.9%, to $24.7 million at June 30, 2017 from $21.7 million at September 30, 2016.

We had no outstanding borrowings at June 30, 2017 or September 30, 2016.  We have not needed borrowings to fund our operations in recent years due to a strong cash position and continued deposit growth.

Shareholders’ equity increased $31.4 million or 69.7%, to $76.5 million at June 30, 2017 from $45.1 million at September 30, 2016. The growth was due primarily to our completion of our stock offering in the quarter ended June 30, 2017, in which we raised net proceeds of $30.2 million.  We also earned $1.1 million of net income for the nine months ended June 30, 2017.  Until the quarter ended December 31, 2016, we had classified all of our securities as held to maturity, resulting in no comprehensive income or loss.  We had $65,000, net of taxes, of unrecognized gain on securities available for sale at June 30, 2017.

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

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$202,726	$3,044	6.01%	$174,725	$2,750	6.30%
Securities	14,054	69	1.95%	9,858	21	0.83%
Interest-earning deposits	53,363	138	1.03%	34,264	59	0.68%
Federal Home Loan Bank of Atlanta stock	216	2	4.49%	205	2	4.42%
Total interest-earning assets	270,359	3,253	4.81%	219,052	2,832	5.17%
Non-interest-earning assets	15,957			11,326
Total assets	$286,316			$230,378

Interest-bearing liabilities:
Passbook savings accounts	$22,830	$3	0.05%	$21,062	$2	0.04%
Interest bearing checking	38,159	48	0.50%	25,594	22	0.34%
Market Rate checking accounts	22,055	14	0.26%	23,080	15	0.25%
Certificates of Deposits	87,544	226	1.04%	90,234	296	1.31%
Total interest-bearing deposits	170,588	291	0.68%	159,970	335	0.84%
Borrowings	134	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	170,722	291	0.68%	159,970	335	0.84%
Non-interest-bearing liabilities	48,187			25,724
Total liabilities	218,910			185,694
Total stockholders' equity	67,406			44,684
Total liabilities and stockholders' equity	$286,316			$230,378
Net interest income		$2,962			$2,497
Net interest rate spread (1)			4.13%			4.33%
Net interest-earning assets (2)	$99,637			$59,082
Net interest margin (3)			4.38%			4.56%
Average interest-earning assets to interest-bearing liabilities	158.36%			136.93%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$195,972	$8,811	6.00%	$170,579	$8,148	6.37%
Securities	10,626	134	1.67%	8,440	62	0.97%
Interest-earning deposits	33,197	242	0.97%	36,659	164	0.60%
Federal Home Loan Bank of Atlanta stock	208	7	4.75%	203	7	4.77%
Total interest-earning assets	240,003	9,194	5.11%	215,881	8,381	5.18%
Non-interest-earning assets	18,547			12,237
Total assets	$258,550			$228,118

Interest-bearing liabilities:
Passbook savings accounts	$22,554	$7	0.04%	$20,640	$6	0.04%
Interest bearing checking	34,307	110	0.43%	25,036	57	0.30%
Market Rate checking accounts	22,283	43	0.26%	23,012	45	0.26%
Certificates of Deposits	85,887	620	0.96%	92,833	1,021	1.47%
Total interest-bearing deposits	165,031	780	0.63%	161,521	1,129	0.93%
Borrowings	45	0	0.00%	-	-	0.00%
Total interest-bearing liabilities	165,076	780	0.63%	161,521	1,129	0.93%
Non-interest-bearing liabilities	37,355			22,125
Total liabilities	202,431			183,646
Total stockholders' equity	56,119			44,472
Total liabilities and stockholders' equity	$258,550			$228,118
Net interest income		$8,414			$7,252
Net interest rate spread (1)			4.48%			4.25%
Net interest-earning assets (2)	$74,927			$54,360
Net interest margin (3)			4.67%			4.48%
Average interest-earning assets to interest-bearing liabilities	145.39%			133.66%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2017 vs. 2016			Nine Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(In thousands)
Interest-earning assets:
Loans	$1,012	$(718)	$294	$1,390	$(727)	$663
Securities	13	35	48	19	53	72
Interest-earning deposits and federal funds	41	38	79	(26)	104	78
Federal Home Loan Bank of Atlanta stock	-	-	-	-	-	-
Total interest-earning assets	1,066	(645)	421	1,383	(571)	813

Interest-bearing liabilities:
Passbook savings accounts	-	1	1	1	-	1
Interest bearing checking	13	13	26	26	27	53
Market rate checking	(2)	1	(1)	(2)	-	(2)
Certificates of deposits	(9)	(61)	(70)	(72)	(329)	(401)
Total deposits	2	(46)	(44)	(47)	(302)	(349)
Total interest-bearing liabilities	2	(46)	(44)	(47)	(302)	(349)

Change in net interest income	$1,064	$(599)	$465	$1,430	$(268)	$1,162

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income increased $37,000, or 11.7%, to $354,000 for the three months ended June 30, 2017, compared to $317,000 for the three months ended June 30, 2016.  The increase was due to an increase in net interest income, partially offset by an increase in non-interest expenses, as described in more detail below.

Interest Income. Interest income increased $421,000, or 14.9%, to $3.3 million for the three months ended June 30, 2017 from $2.8 million for the three months ended June 30, 2016.  The increase was due primarily to a $294,000, or 10.7%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $28.0 million, or 16.0%, to $202.7 million for the three months ended June 30, 2017 from $174.7 million for the three months ended June 30, 2016.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Our average yield on loans decreased 29 basis points to 6.01% for the three months ended June 30, 2017 from 6.30% for the three months ended June 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

In addition to the increase in interest income on loans, interest income on interest-earning deposits increased $79,000, or 133.9%, to $138,000 for the three months ended June 30, 2017 from $59,000 for the three months ended June 30, 2016.  The increase resulted from our holding a portion of the net proceeds of our stock offering in liquid assets until they can be deployed into higher-yielding investments.

Interest Expense. Interest expense decreased $44,000, or 13.1%, to $291,000 for the three months ended June 30, 2017 compared to $335,000 for the three months ended June 30, 2016, due to a decrease in interest expense on deposits, which is currently our sole source of interest expense.  Specifically, interest expense on certificates of deposit decreased $70,000, or 23.6%, to $226,000 for the three months ended June 30, 2017 from $296,000 for the three months ended June 30, 2016.  This decrease resulted primarily from a decrease in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit decreased 27 basis points to 1.04% for the three months ended June 30, 2017 from 1.31% for the three months ended June 30, 2016.  In addition the average balance of certificates of deposit decreased $2.7 million, or 3.0%, to $87.5 million for the three months ended June 30, 2016.

In recent periods, we had allowed higher-rate certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products, and will be able to fund future growth with the net proceeds of our stock offering.  Partially offsetting the decrease in interest expense on certificates of deposit was an increase in interest expense on interest-bearing checking accounts, which increased $26,000 to $48,000 for the three months ended June 30, 2017 compared to $22,000 for the three months ended June 30, 2016.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate earned on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Net Interest Income. Net interest income increased $465,000, or 18.6%, to $3.0 million for the three months ended June 30, 2017 from $2.5 million for the three months ended June 30, 2016, as a result of a higher balance of net interest-earning assets, which offset decreases in net interest rate spread and net interest margin. Our average net interest-earning assets increased by $40.6 million, or 68.6%, to $99.6 million for the three months ended June 30, 2017 from $59.1 million for the three months ended June 30, 2016, due primarily to our loan growth, described above.  Our net interest rate spread decreased by 20 basis points to 4.13% for the three months ended June 30, 2017 from 4.33% for the three months ended June 30, 2016, and our net interest margin decreased by 18 basis points to 4.38% for the three months ended June 30, 2017 from 4.56% for the three months ended June 30, 2016, reflecting primarily our average yield on our interest-earning assets decreasing faster than the decrease in our cost of funds.

Provision for Loan Losses.  Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we did not record a provision for loan losses for the three months ended June 30, 2017 or 2016.  Our allowance for loan losses was $4.6 million at June 30, 2017 compared to $4.4 million at March 31, 2017 and $4.4 million at June 30, 2016.  The allowance for loan losses to total loans was 2.14% at June 30, 2017 compared to 2.15% at March 31, 2017 and 2.42% at June 30, 2016.  The allowance for loan losses to non-performing loans was 129.35% at June 30, 2017 compared to 167.2% at March 31, 2017 and 141.69% at June 30, 2016.  We were able to maintain the allowance relatively consistent between June 30, 2017 and March 31, 2017 as we experienced modest loan growth during the quarter ended June 30, 2017, and had net recoveries of $165,000 during the quarter.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $18,000, or 6.1%, to $279,000 for the three months ended June 30, 2017 from $297,000 for the three months ended June 30, 2016.  The decrease resulted from a decrease in other non-interest income of $21,000, or 17.2%, to $101,000 for the three months ended June 30, 2017 from $122,000 for the three months ended June 30, 2016.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,539	$1,096	$443	40.4%
Deferred compensation	55	55	—	—
Occupancy	327	274	53	19.3%
Advertising	49	60	(11)	(18.3)%
Data processing	169	163	6	3.7%
Other real estate owned	14	30	(16)	(53.3)%
Net (gain) loss on write down of other real estate owned	(17)	22	(39)	(177.3)%
Legal and accounting	145	116	29	25.0%
Organizational dues and subscriptions	74	58	16	27.6%
Director compensation	71	37	34	91.9%
Federal deposit insurance premiums	17	43	(26)	(60.5)%
Other	315	350	(35)	(10.0)%
Total non-interest expenses	$2,758	$2,304	$454	19.7%

Salaries and employee benefits increased due to increased staff for growth and infrastructure.  Write down of other real estate owned was a gain compared to a loss in the previous period due to a reduction in foreclosed property.  Federal deposit insurance premiums decreased substantially due to a change in the way FDIC calculates the assessment fees.  Occupancy increased due to the completion of a new bank operations center.  Directors’ fees increased for the quarter as a result of additional meetings related to our stock offering and strategic planning.

Income Tax Expense. We incurred income tax expense of $129,000 and $173,000 for the three months ended June 30, 2017 and 2016, respectively, resulting in effective rates of 26.7% and 35.3%, respectively.  The effective rate was lower for the quarter due to the reversal of an over accrual of $44,000 in state income tax.

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and 2016

General. Net income increased $366,000, or 46.9%, to $1.1 million for the nine months ended June 30, 2017, compared to $781,000 for the nine months ended June 30, 2016.  The increase was due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expenses, as described in more detail below.

Interest Income. Interest income increased $813,000, or 9.7%, to $9.2 million for the nine months ended June 30, 2017 from $8.4 million for the nine months ended June 30, 2016.  The increase was due primarily to a $663,000, or 8.1%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $25.4 million, or 14.9%, to $196.0 million for the nine months ended June 30, 2017 from $170.6 million for the nine months ended June 30, 2016.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Our average yield on loans decreased 37 basis points to 6.0% for the nine months ended June 30, 2017 from 6.37% for the nine months ended June 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest Expense. Interest expense decreased $348,000, or 30.9%, to $780,000 for the nine months ended June 30, 2017 compared to $1.1 million for the nine months ended June 30, 2016, due to a decrease in interest expense on deposits, which is currently our sole source of interest expense.  Specifically, interest expense on certificates of deposit decreased $401,000, or 39.3%, to $620,000 for the nine months ended June 30, 2017 from $1.0 million for the nine months ended June 30, 2016.  This decrease resulted primarily from a decrease in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit decreased 51 basis points to 0.96% for the nine months ended June 30, 2017 from 1.47% for the nine months ended June 30, 2016, reflecting lower market interest rates.  The average balance of certificates of deposit decreased $6.9 million, or 7.5%, to $85.9 million for the nine months ended June 30, 2017 from $92.8 million for the nine months ended June 30, 2016.  In recent periods, we had allowed higher-rate certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products, and will be able to fund future loan growth with the proceeds of our stock offering.  Partially offsetting the decrease in interest expense on certificates of deposit was an increase in interest expense on interest-bearing checking accounts, which increased $53,000 to $110,000 for the nine months ended June 30, 2017.  Both the average balance and average rate we paid on interest–bearing checking accounts increased, as we have increased the rate earned on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Net Interest Income. Net interest income increased $1.2 million, or 16.0%, to $8.4 million for the nine months ended June 30, 2017 from $7.3 million for the nine months ended June 30, 2016, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Our average net interest-earning assets increased by $20.6 million, or 37.8%, to $74.9 million for the nine months ended June 30, 2017 from $54.4 million for the nine months ended June 30, 2016, due primarily to our loan growth, described above.  Our net interest rate spread increased by 23 basis points to 4.48% for the nine months ended June 30, 2017 from 4.25% for the nine months ended June 30, 2016, and our net interest margin increased by 19 basis points to 4.67% for the nine months ended June 30, 2017 from 4.48% for the nine months ended June 30, 2016, reflecting a decrease in our cost of funds, which exceeded the decrease in the average yield on our interest-earning assets.

Provision for Loan Losses.  We did not record a provision for loan losses for the nine months ended June 30, 2017 or 2016.  Our allowance for loan losses was $4.6 million at June 30, 2017 compared to $4.3 million at September 30, 2016 and 4.4 million at June 30, 2016.  The allowance for loan losses to total loans was 2.14% at June 30, 2017 compared to 2.22% at September 30, 2016 and 2.42% at June 30, 2016.  The allowance for loan losses to non-performing loans was 129.35% at June 30, 2017 compared to 132.9% at September 30, 2016 and 141.69% at June 30, 2016.  We were able to maintain the allowance relatively consistent between June 30, 2017 and September 30, 2016 despite the loan growth we experienced during the nine months ended June 30, 2017, as we had net recoveries of $244,000 during the period.

Non-interest Income. Non-interest income increased $65,000, or 7.6%, to $916,000 for the nine months ended June 30, 2017 from $851,000 for the nine months ended June 30, 2016.  The increase primarily resulted from an increase in other non-interest income of $46,000, or 13.9%, to $377,000 for the nine months ended June 30, 2017 from $331,000 for the nine months ended June 30, 2016.  This was due largely to loan related fees due to increased loan volume.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine months Ended June 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,969	$3,390	$579	17.1%
Deferred compensation	164	165	(1)	(0.6)
Occupancy	901	824	77	9.3
Advertising	163	183	(20)	(10.9)
Data processing	572	470	102	21.7
Other real estate owned	37	57	(20)	(35.1)
Net (gain) loss on write down of other real estate owned	(24)	68	(92)	(135.3)
Legal and accounting	357	341	16	4.7
Organizational dues and subscriptions	226	168	58	34.5
Director compensation	181	136	45	33.1
Federal deposit insurance premiums	72	111	(39)	(35.1)
Other	956	996	(40)	(4.0)
Total non-interest expenses	$7,574	$6,909	$665	10.6%

Salaries and employee benefits increased due to increased staff for growth and infrastructure.  Data processing expense increased due to increased expenses related to our Kasasa (rewards) deposit program, which we introduced in November 2014, which promotes free checking accounts with either attractive interest rates or cash-back rewards.  Write down of other real estate owned was a gain compared to a loss the previous period due to reduction in foreclosed property.  Organizational dues and subscriptions have increased as a result of increased presence within professional associations.  Directors’ compensation increased due to additional meetings related to our stock offering.  Federal deposit insurance premiums decreased substantially due to a change in the way FDIC calculates the assessment fees.

Income Tax Expense. We incurred income tax expense of $609,000 and $414,000 for the nine months ended June 30, 2017 and 2016, respectively, resulting in effective rates of 34.7% and 34.6%, respectively.  The increase in tax expense resulted from a $561,000, or 46.9%, increase in pre-tax income to $1.8 million for the nine months ended June 30, 2017 from $1.2 million for the nine months ended June 30, 2016.

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

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, beginning in calendar 2018, we intend to introduce adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates), and we have already begun to increase our investment securities portfolio, with an average maturity of less than 15 years.

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

The table below sets forth, as of June 30, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,042	0.86%
+200	11,019	0.65%
Level	10,948	—
-200	10,145	(7.34)%
-400	9,726	(11.16)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.65% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.34% decrease in net interest income.  At June 30, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.10% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.04% decrease in net interest income.

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

The table below sets forth, as of June 30, 2017, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$55,505	$(11,702)	(17.41)%	22.24%	(183)
+200	60,711	(6,846)	(9.66)%	23.06%	(99)
—	67,207	—	—	24.07%	—
-200	67,557	350	0.52%	23.33%	(74)
-400	65,910	(1,297)	(1.93)%	22.82%	(51)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 9.66% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.52% increase in net economic value.  At June 30, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.22% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.35% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of June 30, 2017, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended June 30, 2017.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$14,610	$14,610	$14,610	$14,610	$14,610	$40,149
Investments	2,091	2,460	3,174	4,484	8,560	16,451
Net loans	30,138	43,711	64,669	91,616	155,799	213,081
Other assets	-	-	-	-	-	10,001
Total (1)	$46,839	$60,781	$82,453	$110,710	$178,969	$279,682

Liabilities:
Non-maturity deposits	$45,884	$48,850	$54,782	$66,647	$100,211	$122,000
Certificates of deposit	7,485	13,939	26,144	35,028	71,424	86,610
Other liabilities	-	-	-	-	-	11,219
Equity capital	-	-	-	-	-	59,853
Total (1)	$53,369	$62,789	$80,926	$101,675	$171,635	$279,682

Asset/liability gap	$(6,530)	$(2,008)	$1,527	$9,035	$7,334
Gap/assets ratio (2)	(-2.33)%	-(0.72)%	0.55%	3.23%	2.62%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($279.7 million).

At June 30, 2017, our asset/liability gap from zero days to one year was $1.5 million, resulting in a gap/assets ratio of 0.55%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At June 30, 2017, we had a $58.0 million line of credit with the Federal Home Loan Bank of Atlanta, and had no borrowings outstanding as of June 30, 2017.  In addition, at June 30, 2017, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at June 30, 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.2 million and $1.6 million for the nine months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans was $31.9 million and $7.6 million for the nine months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from our stock offering, was $43.5 million and $3.7 million for the nine months ended June 30, 2017 and 2016.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2017.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for June 30, 2017 and September 30, 2016 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,566	34%	$7,882	4.50%	$11,385	6.50%
Total Capital
(to Risk Weighted Assets)	$61,785	35%	$14,012	8%	$17,515	10%
Tier I Capital
(to Risk Weighted Assets)	$59,566	34%	$10,509	6%	$14,012	8%
Tier I Capital
(to Average Assets)	$59,566	21%	$11,571	4%	$14,463	5%

As of September 30, 2016:
Common Equity Tier 1
(to Risk Weighted Assets)	$44,801	31%	$6,533	4.50%	$9,436	6.50%
Total Capital
(to Risk Weighted Assets)	$46,647	32%	$11,614	8%	$14,517	10%
Tier I Capital
(to Risk Weighted Assets)	$44,801	31%	$8,710	6%	$11,614	8%
Tier I Capital
(to Average Assets)	$44,801	19%	$9,274	4%	$11,593	5%

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2017, we had outstanding commitments to originate loans of $24.2 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from June 30, 2017 totaled $26.1 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

On April 27, 2017, Community First Bancshares, Inc. (the “Company”) completed the sale of 3,467,595 shares of its common stock, par value $0.01 per share, in connection with the mutual holding company reorganization of the Bank. As of June 30, 2017, the Company had invested $16.6 million of the net proceeds it received from the sale into the Bank's operations and has retained the remaining amount for general corporate purposes.

The effective date of the Company’s registration statement (Commission No. 333-215041) was February 13, 2017. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was BSP Securities, LLC (“BSP”).  For its services in the subscription and community offerings, BSP received (i) a non-refundable management fee of $25,000 and (ii) a service fee of 1.0% of the aggregate dollar amount of all shares of common stock sold in the subscription and community offerings. No fee was paid on any shares purchased by the Bank’s directors, officers or employees or members of their immediate families, or on shares purchased by any employee benefit plan or trust established for the benefit of the Bank’s directors, officers and employees. The service fee was reduced by the management fee.

From the effective date of the registration statement until June 30, 2017 the Company incurred expenses in connection with the offer and sale of the common stock totaling $1.5 million, resulting in net proceeds to the Company of $33.2 million.

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

101.0

The following materials for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	August 11, 2017	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	August 11, 2017	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer