Form 10-K
period 2017-09-30
Community First Bancshares, Inc.
filed 2017-12-26
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38074

Community First Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Federal	82-1147778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3175 Highway 278, Covington, Georgia	30014
(Address of principal executive offices)	(Zip code)

(770) 786-7088

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $13.29 as of April 28, 2017 (the first day of trading in the registrant’s common stock), was $45.3 million.

As of December 20, 2017 there were 7,538,250 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;

•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
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

Community First Bancshares, Inc.

Community First Bancshares, Inc., a federal corporation that was organized in 2017, is a savings and loan holding company headquartered in Covington, Georgia. Community First Bancshares, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “CFBI.”  Community First Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Newton Federal Bank, a federally chartered savings bank. Community First Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At September 30, 2017, Community First Bancshares, Inc. had total assets of $277.8 million, loans of $217.7 million, deposits of $194.6 million, and stockholders’ equity of $76.8 million.

Community First Bancshares, Inc. was formed as part of the mutual holding company reorganization of Newton Federal Bank, which was completed in April 2017.  In connection with the reorganization, Community First Bancshares, Inc. sold 3,467,595 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock.  Community First Bancshares, MHC has been organized as a mutual holding company under the laws of the United States and owns the remaining 54% of the outstanding common stock of Community First Bancshares, Inc.

The executive offices of Community First Bancshares, Inc. are located at 3175 Highway 278, Covington, Georgia 30014, and its telephone number is (770) 786-7088. Community First Bancshares, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Community First Bancshares, MHC

Community First Bancshares, MHC was formed as a federal mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of Community First Bancshares, Inc.’s common stock.

Community First Bancshares, MHC’s principal assets are the common stock of Community First Bancshares, Inc. it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed from the net proceeds of the stock offering.  Presently, it is expected that the only business activity of Community First Bancshares, MHC will be to own a majority of Community First Bancshares, Inc.’s common stock.  Community First Bancshares, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.

Newton Federal Bank

Newton Federal Bank is a federally chartered stock savings association headquartered in Covington, Georgia.  Newton Federal Bank was originally chartered in 1928 as a Georgia-chartered mutual building and loan association under the name Newton County Building and Loan Association.  In 1947, we converted to a federal charter and changed our name to “Newton Federal Savings and Loan Association.” In 2004 we changed our name to “Newton Federal Bank.”  In 2017 we reorganized from the mutual to the stock form of ownership.

Our business consists primarily of taking deposits from the general public and, historically, investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate loans, commercial and industrial loans, construction and land loans and consumer loans.  Subject to market conditions, we expect to increase our focus on originating commercial real estate loans, commercial and industrial loans, and construction loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.  We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises and Federal Home Loan Bank stock.  We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts.  We have not used borrowings in recent years to fund our operations.

Newton Federal Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency.  Newton Federal Bank is a member of the Federal Home Loan Bank system.  Our website address is www.newtonfederal.com.   Information on our website is not considered a part of this report.

Market Area

We conduct our operations from our main office and two branch offices in Covington, Georgia, which are located in Newton County, Georgia, as well as our loan production offices located in (i) Watkinsville, Georgia, which is in Oconee County (in the Athens, Georgia market area) and (ii) Braselton, Georgia, which is in Jackson County.  Newton County, Georgia represents our primary geographic market area for deposits, while we make loans in Newton County and the contiguous counties.  In March 2018 we will close our Southside branch office in Covington at 10131 Carlin Avenue.  While it will no longer operate as a branch, we intend to continue to operate an ATM at that location and intend to repurpose the building in the near future to allow us to expand our product/service offerings.

Covington, Georgia is located 35 miles east of Atlanta, Georgia and 47 miles south of Athens, Georgia.  In Newton County, the manufacturing sector represents 20% of the non-farm, non-government labor force. This is more than double the state of Georgia. Other significant employer industries in the county include retail trades, health care and social assistance and food services and accommodations. There are approximately 1,350 businesses operating in Newton County.   Newton County’s total population is estimated at 109,176, which grew 9.2% from 2010.  The state of Georgia grew 8.0% during that period. Newton County is projected to grow 6.0% between 2018 and 2023, compared to 5.0% for Georgia.  The median household income in Newton County was approximately $56,428, which is higher than the Georgia state median of $56,017 and lower than the national median household income of $61,045.

Oconee County’s total population is estimated at 38,077, grew 16% since 2010, and is estimated to grow over 8% by 2023. It has approximately 1,072 businesses, with the largest employers in the retail trade, health care and social assistance, and professional, scientific, and technical services.

Clarke County has a total population of 126,699, grew 8.6% since 2010, and is projected to grow another 5.4% by 2023. It is the home to the University of Georgia. It is also home to nearly 3,000 businesses, with the most significant employee representation in accommodation and food services, health care and social services, and retail trade.

Jackson County has a total population of 66,315, grew 9.6% since 2010, and is projected to grow another 6.7% by 2023. It has approximately 1,224 businesses, with the most significant employee representation in retail trade, construction, and other services (except public administration).

The unemployment rates in October 2017 for Newton, Oconee, Clarke, and Jackson Counties were 4.8%, 3.4%, 4.4% and 3.3%, respectively, compared to 4.3% for the State of Georgia and 4.1% for the United States.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2017 (the most recent date for which data is available), our market share of deposits represented 22.7% of Federal Deposit Insurance Corporation-insured deposits in Newton County, ranking us third in market share of deposits out of seven institutions operating in the county.

Lending Activities

General.  Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, construction and land loans and consumer loans. To a much lesser extent, we also originate multi-family residential real estate loans and home equity loans and lines of credit.  Subject to market conditions, we expect to increase our focus on originating commercial real estate loans, commercial and industrial loans, and construction loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.  Historically, we have not originated significant amounts of loans for sale, but we intend to increase this activity in the future in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income.  We have hired several employees to originate and process Small Business Administration (SBA) loans, and we intend to increase activity in such loans in 2018.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.  In addition to the loans included in the table below, at September 30, 2017, we had $117,000 of loans held for sale, $5.1 million of loans in process and $386,000 of deferred loan fees.

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$138,875	63.78%	$132,899	68.54%	$132,480	75.42%	$139,977	77.84%	$147,396	79.26%
Commercial (2)	29,861	13.71	29,162	15.04	24,581	13.99	25,860	14.38	24,862	13.37
Construction and land	25,165	11.56	13,343	6.88	2,261	1.28	817	0.45	1,205	0.65
Commercial and industrial loans	21,060	9.67	16,221	8.37	14,333	8.16	11,639	6.47	11,067	5.95
Consumer loans	2,783	1.28	2,262	1.17	2,017	1.15	1,547	0.86	1,423	0.77
	217,744	100.00%	193,887	100.00%	175,672	100.00%	179,840	100.00%	185,953	100.00%
Less:
Allowance for losses	4,551		4,309		5,874		5,708		5,947
Total loans	$213,193		$189,578		$169,798		$174,132		$180,006

(1)	Includes home equity loans and lines of credit, which totaled $1.7 million at September 30, 2017.
(2)	Includes multi-family residential real estate loans, which totaled $1.1 million at September 30, 2017.

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2017.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments.  Actual maturities may differ.

September 30, 2017	One- to Four-Family Residential Real Estate	Commercial Real Estate	Construction and Land
	(In thousands)
Amounts due in:
One year or less	$5,510	$5,165	$14,779
More than one to five years	24,985	11,256	4,482
More than five years	108,380	13,440	5,904
Total	$138,875	$29,861	$25,165

September 30, 2017	Commercial and Industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$5,411	$278	$31,143
More than one to five years	11,618	1,971	54,312
More than five years	4,031	534	132,289
Total	$21,060	$2,783	$217,744

The following table sets forth our fixed and adjustable-rate loans at September 30, 2017 that are contractually due after September 30, 2018.

	Due After September 30, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$131,711	$1,654	$133,365
Commercial	22,093	2,603	24,696
Construction and land	9,073	1,313	10,386
Commercial and industrial loans	14,575	1,074	15,649
Consumer loans	2,237	268	2,505
Total loans	$179,689	$6,912	$186,601

(1)	Consists of home equity loans and lines of credit.

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program has historically been the origination of one- to four-family residential real estate loans.  At September 30, 2017, we had $138.9 million of loans secured by one- to four-family real estate, representing 63.78% of our total loan portfolio.  We currently originate fixed-rate residential mortgage loans, including loans with balloon terms.  At September 30, 2017, $32.3 million, or 23.25%, of our one- to four-family residential real estate loans were balloon loans.  Beginning in 2018, we intend to introduce adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates).

Our one- to four-family residential real estate loans are generally underwritten to internal guidelines, although we generally follow the documentation practices of Fannie Mae guidelines.  We generally originate one- to four-family residential real estate loans in amounts up to $150,000, although we will originate loans above this amount.  The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 89.9% of the purchase price or appraised value, whichever is lower.  In addition, we occasionally make one- to four-family residential mortgage loans with loan-to-value ratios in excess of 90% of the purchase price or appraised value, whichever is less, if the borrower obtains private mortgage insurance.

Our one- to four-family residential real estate loans typically have terms of up to 30 years.  Our balloon loans generally have terms of five or seven years, but with amortization terms of 30 years.  We will originate balloon loans with initial terms of ten years.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans.  Our commercial real estate loans are secured primarily by one- to four-family non-owner occupied investment properties and houses of worship and, to a lesser extent, office buildings, industrial facilities and retail facilities, substantially all of which are located in our primary market area.  At September 30, 2017, we had $29.9 million in commercial real estate loans, representing 13.71% of our total loan portfolio.  This amount included $1.1 million of multi-family residential real estate loans.  At September 30, 2017, our commercial real estate loans had an average balance of $314,000.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period.  The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines.  At September 30, 2017, our largest commercial real estate loan totaled $2.6 million and was secured by 24.7 acres of land and 82 condominiums.  At September 30, 2017, this loan was performing in accordance with its terms.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors, although we are only required to obtain independent appraisals on commercial real estate loans in amounts of $500,000 or greater.  Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

Commercial and Industrial Loans.  We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses.  These loans are generally secured by business assets, and we may support this collateral with junior liens on real property.  At September 30, 2017, commercial and industrial loans were $21.1 million, or 9.67% of our gross loans held for investment.  As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the prime rate as published in The Wall Street Journal, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.  Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  All of these loans are secured by assets of the respective borrowers.

Our largest commercial and industrial loan at September 30, 2017 totaled $1.5 million, was originated in 2011 to an insurance agency and is secured by business assets.  At September 30, 2017, this loan was performing in accordance with its terms.

Construction and Land Loans.  We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.  Land loans also include loans secured by land purchased for investment purposes. At September 30, 2017, our construction loans totaled $25.2 million, representing 9.67% of our total loan portfolio, and included $6.5 million of land loans.  At that date, we also had $4.9 million of construction loans in process.  At September 30, 2017, $9.8 million of our single-family construction loans were to individuals and $15.4 were to contractors and builders.

While we may originate loans to contractors and builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder.  We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.

We also originate construction loans for commercial development projects, including retail buildings, houses of worship, small industrial, hotels and office buildings.  Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At September 30, 2017, our largest construction and land loan was for $1.8 million, all of which was outstanding. This loan was originated in 2016 and is secured by 2.8 acres and 279 storage units. This loan was performing according to its terms at September 30, 2017.

Consumer Loans.  We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings.  Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans.  At September 30, 2017, consumer and other loans were $2.8 million, or 1.28% of gross loans held for investment.

Loan Underwriting Risks

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans.  The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans.  In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.20x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.  Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial and Industrial Loans.  Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of real estate, accounts receivable, inventory or equipment.  Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction and Land Loans.  Our construction loans are based upon estimates of costs and values associated with the completed project.  Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Balloon Loans.  Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline prior to the expiration of the term of the loan or in a rising interest rate environment.

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

Consumer Loans.  Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases and Sales of Loans

Lending activities are conducted by our salaried loan personnel operating at our main and branch office locations and our loan production offices.  All loans originated by us are underwritten pursuant to our policies and procedures.  We primarily originate fixed-rate loans and balloon loans and, to a lesser extent, adjustable-rate loans.  Our ability to originate fixed-rate loans, balloon loans or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.  We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We sometimes purchase whole loans from third parties to supplement our loan production.  These loans generally consist of loans to health care professionals and loans secured by manufactured housing.  At September 30, 2017, we had $6.8 million of whole loans that we purchased.  The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition, from time to time, we may purchase or sell participation interests in loans.  We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.  At September 30, 2017, we had $761,000 of committed funds for loan participation interests that we purchased, and at that date, we had no loans for which we had sold participation interests.

Historically, we have not originated significant amounts of loans for sale, but we intend to increase this activity in the future in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income.  We currently sell loans through the LenderSelect Mortgage Group.  At September 30, 2017, we held $117,000 of loans for sale, and we sold $2.0 million of loans during the year ended September 30, 2017, all on a servicing-released basis, generating $73,000 in fee income.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Newton Federal Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Newton Federal Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At September 30, 2017, based on the 15% limitation, Newton Federal Bank’s loans-to-one-borrower limit was approximately $9.7 million.  On the same date, Newton Federal Bank had no borrowers with outstanding balances in excess of this amount.  At September

30, 2017, our largest loan relationship with one borrower was for $3.6 million, which was secured by land, homes that are being constructed and personal guarantees, and the underlying loans were performing in accordance with their terms on that date.

Our lending is subject to written underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations.  The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Each of our President and Chief Executive Officer, our Chief Credit Officer and our Chief Lending Officer has individual authorization to approve loans up to $500,000.  Any two of these individuals can combine their authority to approve loans up to $1.0 million.  All three of these individuals can combine their authority to approve loans up to $1.5 million. The Officer Loan Committee, which consists of our President and Chief Executive Officer, Chief Credit Officer, Chief Lending Officer, Chief Operations Officer, a Commercial Lending Officer and a non-voting outside board member, can approve loans greater than $1.5 million up to $3.5 million.  Loans in excess of $3.5 million require the approval of our full board of directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures.  When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers.  If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower.  These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of Newton Federal Bank to work further with the borrower to arrange a workout plan.  The foreclosure process would begin when a loan becomes 120 days delinquent.  From time to time we may accept deeds in lieu of foreclosure.

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection.  When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell.  Soon after acquisition, we order a new appraisal to determine the current market value of the property.  Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2017			2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
		(In thousands)
Real estate loans:
One- to four-family residential	$173	$3,236	$1,559	$32	$3,382	$1,955	$—	$2,909	$1,598
Commercial	—	—	45	—	66	44	—	408	50
Construction and land	—	—	—	—	—	—	—	—	—
Commercial and industrial loans	19	45	—	194	—	—	—	—	33
Consumer loans	24	7	—	20	—	—	—	15	20
Total	$216	$3,288	$1,604	$246	$3,448	$1,999	$—	$3,332	$1,701

	At September 30,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$—	$3,244	$1,583	$4,894	$958	$1,118
Commercial	—	564	509	447	—	28
Construction and land	—	11	—	109	—	—
Commercial and industrial loans	—	243	—	—	—	30
Consumer loans	—	18	—	—	—	—
Total	$—	$4,080	$2,092	$5,450	$958	$1,176

Non-Performing Assets.  The following table sets forth information regarding our non-performing assets.  Non-accrual loans include non-accruing troubled debt restructurings of $620,000, $810,000, $1.3 million, $1.4 million, and $3.4 million as of September 30, 2017, 2016, 2015, 2014, and 2013, respectively.

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$3,540	$3,013	$2,056	$2,269	$5,295
Commercial	129	230	448	777	1,952
Construction and land	—	—	—	—	—
Commercial and industrial loans	—	—	33	—	335
Consumer loans	—	—	26	—	—
Total non-accrual loans	$3,669	3,243	2,563	3,046	7,582
Accruing loans past due 90 days or more	—	—	—	—	—
Real estate owned:
One- to four-family residential	61	—	—	822	1,239
Commercial	—	—	470	—	64
Construction and land	—	—	62	307	577
Commercial and industrial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total real estate owned	61	—	532	1,129	1,880
Total non-performing assets	$3,730	$3,243	$3,095	$4,175	$9,462
Total accruing troubled debt restructured loans	$4,956	$5,815	$4,358	$4,845	$3,730
Total non-performing loans to total loans	1.69%	1.71%	1.51%	1.75%	4.21%
Total non-performing assets to total assets	1.34%	1.39%	1.37%	1.84%	4.26%

Interest income that would have been recorded for the year ended September 30, 2017 had non-accruing loans been current according to their original terms amounted to $230,000.  We recognized $71,000 of interest income for these loans for the year ended September 30, 2017.  In addition, interest income that would have been recorded for the year ended September 30, 2017 had troubled debt restructurings been current according to their original terms amounted to $83,000.  We recognized $403,000 of interest income for these loans for the year ended September 30, 2017.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses.  General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At September 30,
	2017	2016
	(In thousands)
Substandard assets	$6,416	$10,027
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$6,416	$10,027
Special mention assets	$224	$229

Substandard assets decreased for the year ending September 30, 2017 largely as a result of improved financial conditions.  This resulted in a portion of our classified loans being upgraded throughout the year.  One relationship totaling $2.3 million was upgraded during the year and is made up of multiple loans for one-to-four family rental properties.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of year	$4,309.41	$5,874	$5,708	$5,947	$5,694
Provision for loan losses	—	—	—	—	3,147
Charge offs:
Real estate loans:
One- to four-family residential	(41)	(337)	(438)	(1,214)	(4,073)
Commercial	—	(1,796)	(20)	(132)	(386)
Construction and land	—	—	—	(125)	(230)
Commercial and industrial loans	(66)	—	—	(48)	(243)
Consumer loans	(60)	(12)	(18)	(1)	(38)
Total charge-offs	(167)	(2,145)	(476)	(1,520)	(4,970)
Recoveries:
Real estate loans:
One- to four-family residential	333	341	356	970	1,816
Commercial	52	233	130	281	12
Construction and land	—	—	—	23	120
Commercial and industrial loans	15	—	154	7	127
Consumer loans	9	6	2	—	1
Total recoveries	409	580	642	1,281	2,076
Net (charge-offs) recoveries	242	(1,565)	166	(239)	(2,984)
Allowance at end of year	$4,552	$4,309	$5,874	$5,708	$5,947
Allowance to non-performing loans	124.04%	132.87%	229.18%	187.39%	78.44%
Allowance to total loans outstanding at the end of the year	2.10%	2.22%	3.34%	3.17%	3.20%
Net (charge-offs) recoveries to average loans outstanding during the year	0.12%	(0.86)%	0.09%	(0.13)%	(1.56)%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2017			2016			2015
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,704	37.49%	63.78%	$1,882	43.78%	68.54%	$3,486	62.47%	75.42%
Commercial	1,548	34.07%	13.71	1,595	37.10	15.04	1,238	22.19	13.99
Construction and land	349	7.68%	11.56	143	3.32	6.88	67	1.20	1.28
Commercial and industrial loans	863	19.00%	9.67	643	14.96	8.37	739	13.24	8.16
Consumer loans	79	1.75%	1.28	36	0.84	1.17	50	0.90	1.15
Total allocated allowance	4,543	100.00%	100.00%	4,299	100.00%	100.00%	5,580	100.00%	100.00%
Unallocated	8			10			294
Total	$4,551			$4,309			$5,874

	At September 30,
	2014			2013
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$3,424	67.83%	77.84%	$4,243	73.57%	79.26%
Commercial	1,034	20.48	14.38	1,021	17.70	13.37
Construction and land	55	1.09	0.45	92	1.60	0.65
Commercial and industrial loans	495	9.81	6.47	389	6.75	5.95
Consumer loans	40	0.79	0.86	22	0.38	0.77
Total allocated allowance	5,048	100.00%	100.00%	5,767	100.00%	100.00%
Unallocated	660			180
Total	$5,708			$5,947

Investment Activities

General.  The goals of our investment policy are to provide liquidity, meet pledging requirements, generate a reasonable rate of return, and minimize risk.  Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.  We have invested a substantial portion of the proceeds of the offering in short-term and other investments, including U.S. government securities.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors.  All investment decisions are made by our Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, the Chairman of the Board, another member of the board of directors, and other members of senior management.  The Chief Financial Officer provides an investment schedule detailing the investment portfolio, which is reviewed at least monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate and municipal bonds; certificates of deposit in other financial institutions; federal funds and money market funds.

At September 30, 2017, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises, the Federal Home Loan Bank of Atlanta and municipal governments.  At September 30, 2017, we owned $215,500 of Federal Home Loan Bank of Atlanta stock.  As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities.

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.

	At September 30,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
U.S. Government sponsored enterprises	$1,000	$1,001	$7,499	$7,517	$7,492	$7,533
Total	$1,000	$1,001	$7,499	$7,517	$7,492	$7,533

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
U.S. Government sponsored enterprises	$502	$502	$—	$—	$—	$—
Municipal securities – tax exempt	5,756	5,874	—	—	—	—
Government agency mortgage-backed securities	8,000	7,969	—	—	—	—
Total	$14,258	$14,345	$—	$—	$—	$—

As of September 30, 2017, there were no securities with an amortized cost or estimated fair value that exceeded 10% of our total equity.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at September 30, 2017, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  Following is a maturity schedule at September 30, 2017 for held-to-maturity securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
U.S. Government sponsored enterprises	$—		$1,000	1.60%	$—		$—		$1,000	$1,001	1.60%
Total	$—%		$1,000	1.60%	$—%		$—%		$1,000	$1,001	1.60%

Following is a maturity schedule at September 30, 2017 for available-for-sale securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
U.S. Government sponsored enterprises	$—	—%	$502	1.46%	$—	—%	$—	—%	$502	$502	1.46%
Municipal securities – tax exempt	—	—	257	2.16	5,499	2.09	—		5,756	5,874	2.12
Government agency mortgage-backed	—	—	6,539	1.99	1,461	2.62	—		8,000	7,969	2.11
Total	$—	—%	$7,298	1.98%	$6,960	2.20%	$—	—%	$14,258	$14,345	2.09%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also may use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds, but we have not needed to utilize borrowings in recent periods.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area.  We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have not accepted brokered deposits in recent periods, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Newton Federal Bank in the community to attract and retain deposits.  We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At September 30,
	2017			2016			2015
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking accounts	$25,050	12.87%	—	$21,727	11.96%	—%	$15,132	8.56%	—%
Passbook savings accounts	22,655	11.64	0.04%	21,180	11.65	0.04%	19,906	11.27	0.04%
Interest-bearing checking accounts	38,981	20.03	0.46%	30,662	16.88	0.31%	22,750	12.88	0.17%
Money market checking accounts	22,556	11.59	0.26%	22,607	12.44	0.26%	22,587	12.78	0.25%
Certificates of deposit	85,371	43.87	0.99%	85,523	47.07	1.39%	96,312	54.51	1.70%
Total	$194,613	100.00%	0.56%	$181,699	100.00%	0.87%	$176,687	100.00%	1.11%

As of September 30, 2017, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $36.9 million.  The following table sets forth the maturity of these certificates as of September 30, 2017.

At September 30, 2017
(In thousands)
Maturity Period:
Three months or less	$1,506
Over three through six months	2,394
Over six through twelve months	4,106
Over twelve months	28,879
Total	$36,885

Borrowings.  As of September 30, 2017, we had a $70,000,000 line of credit with the Federal Home Loan Bank of Atlanta.  Other than annual testing of the line of credit where we borrow $5.0 million for one day, we did not have any outstanding borrowings during the years ended September 30, 2017, 2016 or 2015.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have two unsecured federal funds lines of credit, in the amounts of $5.0 million and $7.5 million.  No amount was outstanding on these lines of credit at September 30, 2017 or during the 2017 fiscal year, except for amounts required for annual testing.

Subsidiary Activities

Community First Bancshares, Inc. has no subsidiaries other than Newton Federal Bank.

Personnel

As of September 30, 2017, we had 81 full-time employees and two part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

TAXATION

Community First Bancshares, MHC, Community First Bancshares, Inc. and Newton Federal Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Community First Bancshares, MHC, Community First Bancshares, Inc. and Newton Federal Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting.  For federal income tax purposes, Community First Bancshares, Inc. and Newton Federal Bank currently report income and expenses on the accrual method of accounting and use a tax year ending September 30 for filing its federal income tax returns.  Community First Bancshares, Inc. and Newton Federal Bank file a consolidated federal income tax return.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions.  For taxable years beginning after 1995, Newton Federal Bank has been subject to the same bad debt reserve rules as commercial banks.  It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At September 30, 2017, the Company had no minimum tax credit carryovers.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At September 30, 2017, Community First Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers.  A corporation cannot recognize capital losses in excess of capital gains generated.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At September 30, 2017, Community First Bancshares, Inc. had no capital loss carryovers.

Corporate Dividends.  Community First Bancshares, Inc. may generally exclude from its income 100% of dividends received from Newton Federal Bank as a member of the same affiliated group of corporations.

State Taxation

Newton Federal Bank is treated as a financial institution under Georgia state income tax law. The state of Georgia subjects financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in Georgia. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax.

Consolidated Group Return. Georgia is not a unitary business state. Affiliated corporations that file a consolidated federal income tax return must file separate income tax returns unless they have prior approval or have been requested to file a consolidated return by the Commissioner of the Georgia Department of Revenue.  For state income tax purposes, Community First Bancshares, Inc. and Newton Federal Bank file a consolidated federal income tax return.

Net Operating Loss Carryovers.  Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At September 30, 2017, Newton Federal Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depositary institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. At September 30, 2017, Newton Federal Bank had $345,000 of bank tax credits available for future use.

SUPERVISION AND REGULATION

General

As a federal savings association, Newton Federal Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Newton Federal Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Newton Federal Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as Newton Federal Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Community First Bancshares, Inc. is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  Community First Bancshares, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Community First Bancshares, Inc. and Newton Federal Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Newton Federal Bank and Community First Bancshares, Inc.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Newton Federal Bank and Community First Bancshares, Inc.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations.  Under these laws and regulations, Newton Federal Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts.  Newton Federal Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Newton Federal Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments.   Newton Federal Bank is primarily supervised by the Office of the Comptroller of the Currency.  Newton Federal Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency.  Newton Federal Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements.  Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At September 30, 2017, Newton Federal Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate).  As of September 30, 2017, Newton Federal Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action.  Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.”  A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth.  The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2017, Newton Federal Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

Qualified Thrift Lender Test.  As a federal savings association, Newton Federal Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Newton Federal Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period.  “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, Newton Federal Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At September 30, 2017, Newton Federal Bank satisfied the QTL test.

Capital Distributions.  Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account.  A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Newton Federal Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating.  Newton Federal Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation.  An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Newton Federal Bank.  Community First Bancshares, Inc. will be an affiliate of Newton Federal Bank because of its control of Newton Federal Bank.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements.  In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Newton Federal Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Newton Federal Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Newton Federal Bank’s board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement.  The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association.  Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association.  If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Newton Federal Bank.  Deposit accounts in Newton Federal Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments.  The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Newton Federal Bank.  Newton Federal Bank cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System.  Newton Federal Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Atlanta, Newton Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of September 30, 2017, Newton Federal Bank was in compliance with this requirement.  While Newton Federal Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, Newton Federal Bank has historically not used Federal Home Loan Bank advances to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by Newton Federal Bank are subject to state usury laws and federal laws concerning interest rates.  Newton Federal Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Newton Federal Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Community First Bancshares, Inc. and Community First Bancshares, MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Community First Bancshares, Inc. and Community First Bancshares, MHC are registered with the Federal Reserve Board and be subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies.  In addition, the Federal Reserve Board has enforcement authority over Community First Bancshares, Inc., Community First Bancshares, MHC and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Community First Bancshares, Inc. and Community First Bancshares, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.  Community First Bancshares, Inc. and Community First Bancshares, MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including Community First Bancshares, Inc. and Community First Bancshares, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital.  Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries.  However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of assets to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition.  Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized.  The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  These regulatory policies may affect the ability of Community First Bancshares, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Community First Bancshares, MHC.   Community First Bancshares, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to Community First Bancshares, MHC, unless Community First Bancshares, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Community First Bancshares, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Community First Bancshares, Inc. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as Community First Bancshares, MHC, each officer or director of Community First Bancshares, Inc. and Newton Federal Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by Community First Bancshares, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Acquisition.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company.  A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock.  Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Community First Bancshares, Inc. common stock is registered with the Securities and Exchange Commission.  Community First Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Community First Bancshares, Inc.’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Community First Bancshares, Inc. may be resold without registration.  Shares purchased by an affiliate of Community First Bancshares, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Community First Bancshares, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Community First Bancshares, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Community First Bancshares, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Community First Bancshares, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

Community First Bancshares, Inc. is an emerging growth company under the JOBS Act.  We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.  We expect to lose our status as an emerging growth company in April 2022, five years after the completion of our stock offering.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Community First Bancshares, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $75 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement.  Community First Bancshares, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.	Risk Factors

Not applicable, as Community First Bancshares, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of September 30, 2017, the net book value of our office properties was $6.8 million, and the net book value of our furniture, fixtures and equipment was $1.6 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
3175 Highway 278	Owned	1974	$1,887
Covington, Georgia 30014

Other Properties:
Eastside Branch	Owned	2000	738
8278 Highway 278
Covington, Georgia 30014

Southside Branch	Building	2006	1,057
Bypass Road & Highway 36	Owned/Land
10131 Carlin Avenue	Leased
Covington, Georgia 30014

Operations Center	Owned	2017	3,119
8460 Dr. M. L. King, Jr. Avenue
Covington, Georgia 30014

Loan Production Office	Leased	2016	N/A
Building 1600 Unit A&C Resource Valley Park
1551 Jennings Mill Road
Bogart, Georgia 30622

Loan Production Office	Leased	2017	N/A
103 Mulberry Village
6342 Grand Hickory Drive
Braselton, Georgia 30517

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “CFBI.” As of December 15, 2017, we had 290 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,538,250 shares of common stock outstanding. The following table sets forth market price information for our common stock beginning with the completion of our stock offering.  We did not declare a dividend for any of the periods listed.

	Price Per Share
	High	Low
2017
Quarter ended September 30	$14.00	$12.00
Quarter ended June 30 (beginning April 28)	$15.00	$11.52

The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition.  Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Newton Federal Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.  Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

If Community First Bancshares, Inc. pays dividends to its stockholders, it will likely pay dividends to Community First Bancshares, MHC. The Federal Reserve Board’s current regulations significantly restrict the ability of mutual holding companies organized after December 1, 2009 to waive dividends declared by their subsidiaries.  Accordingly, we do not currently anticipate that Community First Bancshares, MHC will waive dividends paid by Community First Bancshares, Inc.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended September 30, 2017.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Community First Bancshares, Inc. and Newton Federal Bank.  The financial condition data at September 30, 2017 and 2016, and the operating data for the years ended September 30, 2017 and 2016 were derived from the audited consolidated financial statements of Community First Bancshares, Inc. included elsewhere in this annual report.  The information at and for the years ended September 30, 2015, 2014 and 2013 was derived in part from audited financial statements that are not included in this annual report.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$277,815	$232,832	$226,337	$227,089	$222,328
Cash and cash equivalents	35,943	25,693	38,494	34,140	29,316
Securities held to maturity	1,000	7,499	7,492	6,986	5,431
Federal Home Loan Bank stock, at cost	14,345	205	202	198	276
Loans receivable, net	213,310	190,050	169,798	174,132	180,006
Other real estate owned	61	—	532	1,129	1,880
Premises and equipment, net	8,454	4,556	4,261	4,338	4,394
Deposits	194,613	181,699	176,687	179,264	183,763
Borrowings	—	—	—	—	—
Retained earnings	76,796	45,081	43,924	42,311	34,058

	For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest income	$12,421	$11,248	$11,045	$11,571	$11,401
Interest expense	1,083	1,415	1,813	2,156	2,700
Net interest income	11,338	9,833	9,232	9,415	8,701
Provision for loan losses	—	—	—	—	3,147
Net interest income after provision for loan losses	11,338	9,833	9,232	9,415	5,554
Non-interest income	1,258	1,185	882	871	876
Non-interest expenses	10,525	9,164	7,621	6,969	6,723
Income (loss) before income tax (expense) benefit	2,071	1,854	2,493	3,317	(293)
Income tax (expense) benefit	(706)	(697)	(879)	4,935	—
Net income (loss)	$1,365	$1,157	$1,614	$8,252	$(293)
Earnings per share (basic and diluted)	$0.08	N/A	N/A	N/A	N/A

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013
Performance Ratios:
Return (loss) on average assets	0.52%	0.51%	0.72%	3.71%	(0.13)%
Return (loss) on average equity	2.32%	2.60%	3.83%	23.39%	(0.88)%
Interest rate spread (1)	4.42%	4.15%	4.04%	4.04%	3.63%
Net interest margin (2)	4.63%	4.39%	4.32%	4.32%	3.93%
Non-interest expense to average assets	3.68%	4.00%	3.41%	3.14%	2.96%
Efficiency ratio (3)	83.56%	83.17%	75.35%	67.75%	70.20%
Average interest-earning assets to average interest-bearing liabilities	147.37%	138.46%	133.81%	129.08%	124.02%

Capital Ratios:
Average equity to average assets	22.62%	19.41%	18.86%	15.87%	14.68%
Total capital to risk weighted assets	34.68%	32.13%	36.67%	33.95%	29.34%
Tier 1 capital to risk weighted assets	33.42%	30.86%	35.38%	32.66%	28.04%
Common equity tier 1 capital to risk weighted assets	33.42%	30.86%	35.38%	N/A	N/A
Tier 1 capital to average assets	21.55%	19.32%	19.37%	17.25%	15.28%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	2.10%	2.22%	3.34%	3.17%	3.20%
Allowance for loan losses as a percentage of non-performing loans	124.04%	132.87%	229.18%	187.39%	78.44%
Net (charge-offs) recoveries to average outstanding loans during the year	0.12%	(0.86)%	0.09%	(0.13)%	(1.56)%
Non-performing loans as a percentage of total loans	1.69%	1.67%	1.46%	1.69%	4.08%
Non-performing loans as a percentage of total assets	1.32%	1.39%	1.13%	1.34%	3.41%
Total non-performing assets as a percentage of total assets	1.34%	1.39%	1.37%	1.84%	4.26%

Other:
Number of offices	3	3	3	3	3
Number of full-time employees	81	65	63	59	56
Number of part-time employees	2	2	1	1	1

(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report.  You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Total assets increased $45.0 million, or 19.3%, to $277.8 million at September 30, 2017 from $232.8 million at September 30, 2016.  The increase was due to increases in loans and investment securities available-for-sale, as well as an increase in cash and cash equivalents resulting from the net proceeds of our stock offering.  Loans held for investment increased $23.9 million, or 12.3%, to $217.7 million at September 30, 2017 from $193.9 million at September 30, 2016.  Securities available-for-sale increased to $14.3 million at September 30, 2017, from $0 at September 30, 2016.  We purchased securities available-for-sale with a portion of the excess cash we held during the fiscal year as well as the cash generated from the maturity of held-to-maturity securities.

Net income increased $208,000, or 18.0%, to $1.4 million for the year ended September 30, 2017, compared to $1.2 million for the year ended September 30, 2016.  The increase was due primarily to an increase in net interest income, partially offset by an increase in non-interest expenses.  Net interest income increased $1.5 million, or 15.3%, to $11.3 million for the year ended September 30, 2017 from $9.8 million for the year ended September 30, 2016, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.

An increase in interest rates will present us with a challenge in managing our interest rate risk.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase.  Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations.  As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates.  To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by adding more commercial-related loans.  See “—Management of Market Risk.”

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We determined to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

The allocation methodology applied by Newton Federal Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses is appropriate at September 30, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Newton Federal Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company files a consolidated federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at September 30, 2017 and September 30, 2016

Total assets increased $45.0 million, or 19.3%, to $277.8 million at September 30, 2017 from $232.8 million at September 30, 2016.  The increase was due to increases in loans and investment securities available-for-sale, as well as an increase in cash and cash equivalents resulting from the net proceeds of our stock offering.

Cash and cash equivalents increased $10.3 million, or 39.9%, to $35.9 million at September 30, 2017 from $25.7 million at September 30, 2016. The increase resulted primarily from the net proceeds of our stock offering.  We expect our cash to decrease as we deploy the net proceeds into higher-yielding assets, such as loans and securities.

We had $117,000 of loans held for sale at September 30, 2017 compared to $472,000 at September 30, 2016.

Loans held for investment increased $23.9 million, or 12.3%, to $217.7 million at September 30, 2017 from $193.9 million at September 30, 2016.  Construction and land loans increased $11.8 million, or 88.6%, to $25.2 million at September 30, 2017 from $13.3 million at September 30, 2016, and commercial and industrial loans increased $4.8 million, or 27.5%, to $21.1 million at September 30, 2017 from $16.2 million at September 30, 2016.  We have recently increased our focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  In addition, one- to four-family residential loans increased $6.0 million, or 4.5%, to $138.9 million at September 30, 2017 from $132.4 million at September 30, 2016.

Securities held-to-maturity decreased $6.5 million, or 86.7%, to $1.0 million at September 30, 2017 from $7.5 million at September 30, 2016 due to the maturity of a security.  Securities available-for-sale increased to $14.3 million at September 30, 2017, from $0 at September 30, 2016.  We purchased securities available-for-sale with a portion of the excess cash we held during the fiscal year as well as the cash generated from the maturity of held-to-maturity securities.

Total deposits increased $12.9 million, or 7.1%, to $194.6 million at September 30, 2017 from $181.7 million at September 30, 2016.  The increase was caused primarily by increases in interest-bearing checking accounts, which increased $8.3 million, or 27.1%, to $39.0 million at September 30, 2017, and in non-interest-bearing checking accounts, which increased $3.3 million, or 15.3%, to $25.1 million at September 30, 2017 from $21.7 million at September 30, 2016.

We had no outstanding borrowings at September 30, 2017 or September 30, 2016.  We have not needed borrowings to fund our operations in recent years due to a strong cash position and continued deposit growth.

Stockholders’ equity increased $31.7 million or 70.4%, to $76.8 million at September 30, 2017 from $45.1 million at September 30, 2016. The growth was due primarily to our completion of our stock offering in the quarter ended June 30, 2017, in which we raised net proceeds of $30.2 million.  We also earned $1.4 million of net income for the year ended September 30, 2017.  Until the quarter ended December 31, 2016, we had classified all of our securities as held to maturity, resulting in no comprehensive income or loss.  We had $57,000, net of taxes, of unrecognized gain on securities available for sale at September 30, 2017.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances.   The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.  Loan balances exclude loans held for sale.

	For the Years Ended September 30,
	2017			2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
		(Dollars in thousands)
Interest-earning assets:
Loans	$199,690	$11,852	5.94%	$182,181	$10,937	6.00%	$177,805	$10,815	6.08%
Securities	12,043	210	1.74%	7,496	82	1.09%	7,781	89	1.14%
Interest-earning deposits	32,820	348	1.06%	34,070	219	0.64%	33,661	132	0.39%
Federal Home Loan Bank of Atlanta stock	210	11	5.24%	204	10	4.90%	200	9	4.50%
Total interest-earning assets	244,763	12,421	5.07%	223,951	11,248	5.02%	219,447	11,045	5.03%
Non-interest-earning assets	15,752			4,980			3,947
Total assets	$260,515			$228,931			$223,394

Interest-bearing liabilities:
Passbook savings accounts	$22,505	9	0.04%	$20,766	8	0.04%	$19,933	8	0.04%
Interest-bearing checking accounts	35,349	164	0.46%	27,162	83	0.31%	20,711	36	0.17%
Money market checking accounts	22,294	58	0.26%	22,919	59	0.26%	22,997	58	0.25%
Certificates of deposit	85,910	852	0.99%	90,902	1,265	1.39%	100,356	1,711	1.70%
Total interest-bearing deposits	166,058	1,083	0.65%	161,749	1,415	0.87%	163,997	1,813	1.11%
Total interest-bearing liabilities	34	0	0.00%	161,749	1,415	0.87%	163,997	1,813	1.11%
Non-interest-bearing liabilities	—			22,736			17,258
Total liabilities	166,092			184,485			181,255
Total retained earnings	$58,925			$44,446			42,139
Total liabilities and retained earnings	$260,515			$228,931			$223,394
Net interest income		$11,338			$9,833			$9,232
Net interest rate spread (1)			4.42%			4.15%			3.93%
Net interest-earning assets (2)	$78,671			$62,202			$55,450
Net interest margin (3)			4.63%			4.39%			4.21%
Average interest-earning assets to interest- bearing liabilities	147.37%			138.46%			133.81%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended September 30, 2017 vs. 2016			Year Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,021	$(106)	$915	$264	$(142)	$122
Securities	68	60	128	(3)	(4)	(7)
Interest-earning deposits and federal funds	(8)	136	129	2	85	87
Federal Home Loan Bank of Atlanta stock	0	1	1	—	1	1
Total interest-earning assets	0	0	0	263	(60)	203

Interest-bearing liabilities:
Passbook savings accounts	1	—	1	—	—	—
Interest-bearing checking accounts	30	51	81	14	33	47
Money market checking accounts	(1)	0	(1)	—	1	1
Certificates of deposit	(66)	(347)	(413)	(151)	(295)	(446)
Total deposits	(36)	(296)	(331)	(137)	(261)	(398)
Total interest-bearing liabilities	(36)	(296)	(331)	(137)	(261)	(398)

Change in net interest income	$1,118	$387	$1,505	$400	$201	$601

Comparison of Operating Results for the Years Ended September 30, 2017 and 2016

General. Net income increased $208,000, or 18.0%, to $1.4 million for the year ended September 30, 2017, compared to $1.2 million for the year ended September 30, 2016.  The increase was due primarily to an increase in net interest income, partially offset by an increase in non-interest expenses, as described in more detail below.

Interest Income. Interest income increased $1.2 million, or 10.4%, to $12.4 million for the year ended September 30, 2017 from $11.2 million for the year ended September 30, 2016.  The increase was due primarily to a $914,000, or 8.4%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $17.5 million, or 9.6%, to $199.7 million for the year ended September 30, 2017 from $182.2 million for the year ended September 30, 2016.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Our average yield on loans decreased six basis points to 5.94% for the year ended September 30, 2017 from 6.00% for the year ended September 30, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

Interest Expense. Interest expense decreased $332,000, or 23.5%, to $1.1 million for the year ended September 30, 2017 compared to $1.4 million for the year ended September 30, 2016, due to a decrease in interest expense on deposits, which is currently our sole source of interest expense.  Specifically, interest expense on certificates of deposit decreased $413,000, or 32.6%, to $852,000 for the year ended September 30, 2017 from $1.3 million for the year ended September 30, 2016.  This decrease resulted primarily from a decrease in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit decreased 22 basis points to 0.65% for the year ended September 30, 2017 from 0.87% for the year ended September 30, 2016, reflecting lower market interest rates.  The average balance of certificates of deposit decreased $5.0 million, or 5.5%, to $85.9 million for the year ended September 30, 2017 from $90.9 million for the year ended September 30, 2016.  In recent periods, we had allowed higher-rate certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds.  In addition, we have been able to fund loan growth from excess cash as well as cash generated from other deposit products, and will be able to fund future loan growth with the proceeds of our stock offering.  Partially offsetting the decrease in interest expense on certificates of deposit was an increase in interest expense on interest-bearing checking accounts, which increased $81,000 to $164,000 for the year ended September 30, 2017.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate earned on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Net Interest Income. Net interest income increased $1.5 million, or 15.3%, to $11.3 million for the year ended September 30, 2017 from $9.8 million for the year ended September 30, 2016, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Our average net interest-earning assets increased by $16.5 million, or 26.5%, to $78.7 million for the year ended September 30, 2017 from $62.2 million for the year ended September 30, 2016, due primarily to our loan growth, described above.  Our net interest rate spread increased by 27 basis points to 4.42% for the year ended September 30, 2017 from 4.15% for the year ended September 30, 2016, and our net interest margin increased by 24 basis points to 4.63% for the year ended September 30, 2017 from 4.39% for the year ended September 30, 2016, reflecting a decrease in our cost of funds, which exceeded the decrease in the average yield on our interest-earning assets.

Provision for Loan Losses.  We did not record a provision for loan losses for the year ended September 30, 2017 or 2016.  Our allowance for loan losses was $4.6 million at September 30, 2017 compared to $4.3 million at September 30, 2016.  The allowance for loan losses to total loans was 2.10% at September 30, 2017 compared to 2.22% at September 30, 2016, while the allowance for loan losses to non-performing loans was 124.04% at September 30, 2017 compared to 132.87% at September 30, 2016.  We were able to maintain the allowance relatively consistent between September 30, 2017 and September 30, 2016 despite the loan growth we experienced during the year ended September 30, 2017, as we had net recoveries of $242,000 during the year.

Non-interest Income. Non-interest income increased $73,000, or 6.2%, to $1.3 million for the year ended September 30, 2017 from $1.2 million for the year ended September 30, 2016.  There were no material changes in the categories of non-interest income between the years.

Non-interest Expenses. Non-interest expenses information is as follows.

	Year Ended September 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,516	$4,742	$774	16.3%
Deferred compensation	217	218	(1)	(0.5)
Occupancy	1,296	1,091	205	18.8
Advertising	218	207	11	5.3
Data processing	775	633	142	22.4
Other real estate owned	14	65	(51)	(78.5)
Net loss on sale of other real estate owned	32	107	(75)	(70.1)
Legal and accounting	553	426	127	29.8
Organizational dues and subscriptions	294	220	74	33.6
Director compensation	229	176	53	30.1
Federal deposit insurance premiums	90	155	(65)	(41.9)
Other	1,291	1,124	167	14.9
Total non-interest expenses	$10,525	$9,164	$1,361	14.9%

Salaries and employee benefits increased due to increased staff for growth and infrastructure expansion. Occupancy expense increased due to the opening of our operations center in May 2017 and our loan production office in Braselton, Georgia in May 2017. Data processing expense increased due to increased expenses related to our Kasasa (rewards) deposit program, which we introduced in November 2014, which promotes free checking accounts with either attractive interest rates or cash-back rewards.  Net loss on sale of other real estate owned was a gain compared to a loss the previous year due to reduction in foreclosed property. Legal and accounting expenses increased due to the reorganization.  Organizational dues and subscriptions have increased as a result of increased presence within professional associations.  Directors’ compensation increased due to the addition of two board members.  Federal deposit insurance premiums decreased substantially due to a change in the way FDIC calculates the assessment fees.

Income Tax Expense. We incurred income tax expense of $706,000 and $697,000 for the years ended September 30, 2017 and 2016, respectively, resulting in effective rates of 34.1% and 37.5%, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	limiting our reliance on non-core/wholesale funding sources;
•	growing our volume of transaction deposit accounts;
•	increasing our investment securities portfolio, with an average maturity of less than 15 years;
•	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one- to four-family residential real estate loan products in a way that encourages borrowers to select our balloon loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, beginning in calendar 2018, we intend to introduce adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates).

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

The table below sets forth, as of September 30, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,166	7.82%
+200	11,746	4.09%
Level	11,284	—
-200	10,220	(9.43)%
-400	9,785	(13.28)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 4.09% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.43% decrease in net interest income.  At September 30, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.70% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.34% decrease in net interest income.

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

The table below sets forth, as of September 30, 2017, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$52,901	$(13,638)	(20.50)%	21.17%	(261)
+200	59,017	(7,522)	(11.30)%	22.38%	(140)
—	66,539	—	—	23.78%	—
-200	68,323	1,784	2.68%	23.39%	(39)
-400	66,497	(42)	(0.06)%	22.93%	(85)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at September 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience an 11.30% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.68% increase in net economic value.  At September 30, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.33% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.53% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.   Amounts are based on a preliminary balance sheet as of September 30, 2017, and may not equal amounts included in our audited consolidated financial statements for the year ended September 30, 2017.  However, we believe that there would be no material changes in the results of the gap analysis if audited financial results had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$14,610	$14,610	$14,610	$14,610	$14,610	$40,149
Investments	2,091	2,460	3,174	4,484	8,560	16,451
Net loans	30,138	43,711	64,669	91,616	155,799	213,081
Other assets	—	—	—	—	—	10,001
Total (1)	$46,839	$60,781	$82,453	$110,710	$178,969	$279,682

Liabilities:
Non-maturity deposits	$45,884	$48,850	$54,782	$66,647	$100,211	$122,000
Certificates of deposit	7,485	13,939	26,144	35,028	71,424	86,610
Other liabilities	—	—	—	—	—	11,219
Equity capital	—	—	—	—	—	59,853
Total (1)	$53,369	$62,789	$80,926	$101,675	$171,635	$279,682

Asset/liability gap	$(6,530)	$(2,008)	$1,527	$9,035	$7,334
Gap/assets ratio (2)	-2.33%	-0.72%	0.55%	3.23%	2.62%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($280.5 million).

At September 30, 2016, our asset/liability gap from zero days to one year was $695,000, resulting in a gap/assets ratio of 0.30%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At September 30, 2017, we had a $69.8 million line of credit with the Federal Home Loan Bank of Atlanta, and had no borrowings outstanding as of September 30, 2017.  In addition, we have a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at September 30, 2017. Since September 30, 2017, we have borrowed $7.6 million from the Federal Home Loan Bank as of December 15, 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.1 million and $1.9 million for the years ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $35.9 million and $19.7 million for the years ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from our stock offering, was $43.1 million and $5.0 million for the years ended September 30, 2017 and 2016.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

The net proceeds from our initial public offering, which we completed in April 2017, significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected.

At September 30, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2017 and 2016.  Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At September 30, 2017, we had outstanding commitments to originate loans of $21.7 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from September 30, 2017 totaled $24.8 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended September 30, 2017 and 2016 included as Item 8 in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Community First Bancshares, Inc.

Covington, Georgia

We have audited the accompanying consolidated balance sheets of Community First Bancshares, Inc. and subsidiary (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements,   assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First Bancshares, Inc. and subsidiary as of September 30, 2017 and 2016, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Porter Keadle Moore, LLC
Porter Keadle Moore, LLC

Atlanta, Georgia

December 26, 2017

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2017	September 30, 2016
	(In thousands)
Assets
Cash and due from banks, including reserve requirement of $1,483 and $882 at September 30, 2017 and 2016, respectively	$3,625	4,272
Interest-earning deposits in other depository institutions	32,318	21,421
Cash and cash equivalents	35,943	25,693
Investment securities held-to-maturity (estimated fair values of $1,001 and $7,517)	1,000	7,499
Investment securities available-for-sale	14,345	—
Federal Home Loan Bank stock	216	205
Loans held for sale	117	472
Loans, net	213,193	189,578
Other real estate owned	61	—
Premises and equipment, net	8,454	4,556
Accrued interest receivable and other assets	4,486	4,829
Total assets	$277,815	232,832
Liabilities and Stockholders' Equity
Liabilities :
Passbook accounts	$22,655	21,180
Interest bearing checking	38,981	30,662
Market rate checking	22,556	22,607
Non-interest bearing checking	25,050	21,727
Certificate of deposits	85,371	85,523
Total deposits	194,613	181,699
Accrued interest payable and other liabilities	6,406	6,052
Total liabilities	201,019	187,751
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 outstanding at September 30, 2017; no shares outstanding at September 30, 2016)	75	—
Preferred stock (1,000,000 shares authorized, no shares outstanding at September 30, 2017; no shares authorized or outstanding at September 30, 2016)	—	—
Additional paid in capital	33,055	—
Unearned ESOP shares	(2,837)	—
Retained earnings	46,446	45,081
Accumulated other comprehensive income	57	—
Total stockholders' equity	76,796	45,081
Total liabilities and stockholders' equity	$277,815	232,832

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Income

	For the Years Ended September 30,
	2017	2016
	(In thousands)
Interest income:
Loans, including fees	$11,852	10,937
Investment securities, including dividends	221	92
Interest-earning deposits	348	219
Total interest income	12,421	11,248
Interest expense:
Deposits	1,083	1,415
Net interest income	11,338	9,833
Non-interest income:
Service charges on deposit accounts	742	717
Other	516	468
Total non-interest income	1,258	1,185
Non-interest expenses:
Salaries and employee benefits	5,516	4,742
Occupancy	1,296	1,091
Advertising	218	207
Data processing	775	633
Other real estate owned	14	65
Net loss on sale of other real estate owned	32	107
Legal and accounting	553	426
Organizational dues and subscriptions	294	220
Director compensation	229	176
Deferred compensation	217	218
Federal deposit insurance premiums	90	155
Other	1,291	1,124
Total non-interest expenses	10,525	9,164
Income before income taxes	2,071	1,854
Income tax expense	706	697
Net income	$1,365	1,157
Basic and diluted earnings per share	$0.08	N/A

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended September 30,
	2017	2016
	(In thousands)
Net income	$1,365	$1,157
Other comprehensive income:
Net unrealized gain on available for sale securities, net of taxes of $30 and $0	57	—
Total other comprehensive income	57	—
Total comprehensive income	$1,422	$1,157

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended September 30, 2016
					Accumulated
					Other
		Additional	Unearned	Retained	Comprehensive
	Common Stock	Paid In Capital	ESOP Shares	Earnings	Income	Total
			(In thousands)
Beginning balance	$—	$—	$—	$43,924	$—	$43,924
Net income	—	—	—	1,157	—	1,157
Ending balance	$—	$—	$—	$45,081	$—	$45,081

	Year Ended September 30, 2017
					Accumulated
					Other
		Additional	Unearned	Retained	Comprehensive
	Common Stock	Paid In Capital	ESOP Shares	Earnings	Income	Total
			(In thousands)
Beginning balance	$—	$—	$—	$45,081	$—	$45,081
Issuance of common stock (less stock offering expenses of $1,485)	75	33,016	—	—	—	33,091
Issuance of shares and loan to ESOP	—	—	(2,955)	—	—	(2,955)
ESOP loan payment and release of ESOP shares	—	39	118	—	—	157
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	57	57
Net income	—	—	—	1,365	—	1,365
Ending balance	$75	$33,055	$(2,837)	$46,446	$57	$76,796

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$1,365	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528	310
Deferred income tax	51	694
ESOP expense	157	-
Net loss on sale of other real estate owned	32	107
Originations of loans held for sale	(1,604)	(2,743)
Proceeds from sales of loans held for sale	1,959	2,271
Change in:
Accrued interest receivable and other assets	262	(196)
Accrued interest payable and other liabilities	354	326
Net cash provided by operating activities	3,104	1,926
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(15,116)	—
Purchases of premises and equipment	(4,342)	(381)
Proceeds from paydowns of investment securities available-for-sale	773	—
Proceeds from investment securities held-to-maturity	6,500	—
Purchases of other investments	(11)	(3)
Net change in loans	(23,806)	(20,137)
Proceeds from sales of other real estate owned	98	782
Net cash used in investing activities	(35,904)	(19,739)
Cash flows from financing activities:
Net change in demand and savings deposits	12,914	5,012
Proceeds from stock offering	34,576	—
Stock offering expenses	(1,485)	—
Funding of ESOP	(2,955)	—
Net cash provided by financing activities	43,050	5,012
Net change in cash and cash equivalents	10,250	(12,801)
Cash and cash equivalents at beginning of period	25,693	38,494
Cash and cash equivalents at end of period	$35,943	$25,693
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,082	$1,431
Cash paid for income taxes	$—	$5
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$829	$524
Finance sales of other real estate owned	$638	$167

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Nature of Operations

Community First Bancshares, Inc. is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties. The main emphasis of the Bank historically has been providing mortgage loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.

The Company was formed to serve as the mid-tier holding company for the Bank upon the completion of the mutual holding company reorganization of the Bank.  Prior to reorganization, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the consolidated financial statements for periods prior to reorganization relate solely to Newton Federal Bank.

Basis of Presentation

The accounting principles followed by the Company and the methods of applying these standards and principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Impaired loans and foreclosed real estate properties are carried at fair value less estimated selling costs, the determination of which requires significant assumptions, estimates and judgments. Fair values for foreclosed real estate properties and impaired loans collateralized by real estate are principally based on independent appraised values.  Fair value is defined by GAAP as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. GAAP further defines an orderly transaction as a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets.  An orderly transaction is not a forced transaction like a forced liquidation or distressed sale. The Company's markets, over the past few years, have experienced a lesser number of transactions in the type of assets which represent the vast majority of the Company's impaired loans and foreclosed properties which reflect orderly transactions as so defined. Instead, most transactions in comparable assets have been distressed sales. Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable, functional real estate environment. Although management believes its processes for determining the value of these assets are appropriate and allow the Company to arrive at a fair value under accounting standards, the value of such assets at the time they are revalued or divested may be significantly different from management's determination of fair value.

Net earnings per share is calculated for the period that the Company’s shares of common stock were outstanding (April 27, 2017 through September 30, 2017). The net earnings for this period was $583,000 and the weighted average common shares outstanding were 7,538,250.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies.  An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement.  The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value as well as amends certain disclosure requirements associated with the fair value of financial instruments. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  The Company plans to adopt ASU 2016-01 for the fiscal year beginning October 1, 2019.  For non-emerging growth companies, ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides certain targeted improvements to align lessor accounting with the lessee accounting model. It requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The Company plans to adopt ASU 2016-02 for the fiscal year beginning October 1, 2020.  For non-emerging growth companies, this update will be effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021.  The Company plans to adopt ASU 2016-13 for the fiscal year beginning October 1, 2021. For non-emerging growth companies, this update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of ASU 2016-13 on its financial position, results of operations and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-earning deposits in other depository institutions.

Investment Securities

The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Transfers of securities between categories are recorded at fair value at the date of transfer.

Management evaluates investment securities for other-than-temporary impairment on an annual basis. A decline in the market value of any held-to-maturity investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis in the security is established.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

FHLB Stock

The Federal Home Loan Bank (“FHLB”) stock is an investment that does not have a readily determinable fair value and is carried at cost.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income of the period in which the change occurs. At September 30, 2017 and 2016, there was no valuation allowance associated with loans held for sale.

Loans, Loan Fees and Interest Income on Loans

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied first to principal.  Interest income is recorded after principal has been satisfied and as payments are received.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans as an adjustment to the yield.

A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Estimated impairment losses for collateral dependent loans are set up as specific reserves. Interest income on impaired loans is recognized using the cash-basis method of accounting during the time the loans are impaired.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  Management uses an external independent loan reviewer to challenge and corroborate its loan gradings and to provide additional analysis in determining the adequacy of the allowance for loan losses and necessary provisions to the allowance.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and as a result of these reviews the Bank may have to adjust or make additions to the allowance for loan losses as a part of management’s ongoing evaluation of its adequacy.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure. Each other real estate property is initially recorded at its fair value less estimated costs to sell and is subsequently carried at fair value less estimated costs to sell. All foreclosed properties are actively marketed for sale. Fair value is principally based on independent appraisals performed by local credentialed appraisers. Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the allowance for loan losses.  Properties in other real estate are re-evaluated annually.  Any expense incurred in connection with holding such real estate or resulting from any writedowns in value subsequent to foreclosure is included in noninterest expense.  When the other real estate property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs that do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are as follows:

Equipment and furniture	3 - 10 years
Buildings	40 years
Automobile	5 years

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain.  A loss contingency reserve is accrued if it is probable that the tax position will be challenged, it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and the amount of such loss can be reasonably estimated.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at September 30, 2017 and 2016 are as follows: (in thousands)

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$2,500	3	—	2,503
September 30, 2016
U.S. Government sponsored enterprises	$7,499	18	—	7,517

The U.S. government sponsored enterprise securities as of September 30, 2017 are comprised of one debt financing security issued by a government agency that matures within two years.

There were no sales of securities held-to-maturity during 2017 or 2016.

Held-to-maturity securities with a carrying value of approximately $1,000,000 and $2,250,000 were pledged to secure public deposits at September 30, 2017 and September 30, 2016, respectively.

Investment Securities Available-for-Sale

Investment securities available-for-sale at September 30, 2017 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Government sponsored enterprises	$502	—	—	502
Municipal securities - tax exempt	5,756	119	(2)	5,873
Government agency mortgage-backed securities	8,000	6	(37)	7,969
Total	$14,258	126	(38)	14,345

There were no available-for-sale securities at September 30, 2016.

There were eight securities in an unrealized loss position as of September 30, 2017. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by U.S. Government sponsored agencies.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The Government agency bond as of September 30, 2017 is issued by Federal Home Loan Bank (FHLB) of Atlanta and matures in less than three years.  The municipal tax exempt securities are comprised of 19 debt securities issued by city and county municipal governments that mature between five and ten years and one security issued by a city or county municipal government that matures after ten years. The government agency mortgage back securities are issued by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) and are comprised of two securities that mature in five to 10 years and nine securities that mature after ten years.

There were no sales of securities available-for-sale during 2017 or 2016.

One available-for-sale security with a carrying value of $500,000 was pledged to secure public deposits at September 30, 2017.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at September 30, 2017 and September 30, 2016 are summarized as follows: (in thousands)

	September 30, 2017	September 30, 2016
Commercial (secured by real estate)	$29,861	29,162
Commercial and industrial	21,060	16,221
Construction, land and acquisition & development	25,165	13,343
Residential mortgage 1-4 family	138,875	132,899
Consumer installment	2,783	2,262
	217,744	193,887
Less allowance for loan losses	(4,551)	(4,309)
	$213,193	189,578

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $137,462,000 and $131,997,000 were pledged to secure the line of credit from the FHLB at September 30, 2017 and 2016, respectively.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and 2016: (in thousands)

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2017	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,595	643	143	1,882	36	10	4,309
Provision	(99)	271	206	(470)	94	(2)	—
Charge-offs	—	(66)	—	(41)	(60)	—	(167)
Recoveries	52	15	—	333	9	—	409
Ending balance	$1,548	$863	$349	$1,704	$79	$8	$4,551
Ending allowance attributable to loans:
Individually evaluated for impairment	10	—	—	4	—	—	14
Collectively evaluated for impairment	1,538	863	349	1,700	79	8	4,537
Total ending allowance	$1,548	$863	$349	$1,704	$79	$8	$4,551
Loans:
Individually evaluated for impairment	1,893	—	—	6,296	3	—	8,192
Collectively evaluated for impairment	27,968	21,060	25,165	132,579	2,780	—	209,552
Total loans	$29,861	$21,060	$25,165	$138,875	$2,783	$—	$217,744
September 30, 2016
Allowance for loan losses:
Beginning balance	1,238	739	67	3,486	50	294	5,874
Provision	1,920	(96)	76	(1,608)	(8)	(284)	-
Charge-offs	(1,796)	-	-	(337)	(12)	-	(2,145)
Recoveries	233	-	-	341	6	-	580
Ending balance	$1,595	$643	$143	$1,882	$36	$10	$4,309
Ending allowance attributable to loans:
Individually evaluated for impairment	3	—	—	3	—	—	6
Collectively evaluated for impairment	1,592	643	143	1,879	36	10	4,303
Total ending allowance	$1,595	$643	$143	$1,882	$36	$10	$4,309
Loans:
Individually evaluated for impairment	2,383	—	—	5,995	5	—	8,383
Collectively evaluated for impairment	26,779	16,221	13,343	126,904	2,257	—	185,504
Total loans	$29,162	$16,221	$13,343	$132,899	$2,262	$—	$193,887

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans at September 30, 2017 and 2016 were as follows: (in thousands)

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$83	$2,745	—	115	19
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	$5,611	7,678	—	5,636	224
Consumer installment	$3	3	—	4	—
	$5,697	10,426	—	5,755	243
With an allowance recorded:
Commercial (secured by real estate)	$1,810	1,810	10	1,834	122
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	$685	685	4	696	38
Consumer installment	—	—	—	—	—
	$2,495	2,495	14	2,530	160
Total impaired loans	$8,192	12,921	14	8,285	403
September 30, 2016
With no related allowance recorded:
Commercial (secured by real estate)	$181	2,922	—	289	22
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,320	7,587	—	5,523	218
Consumer installment	5	10	—	9	—
	$5,506	10,519	—	5,821	240
With an allowance recorded:
Commercial (secured by real estate)	$2,202	2,202	3	2,943	85
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	675	675	3	554	37
Consumer installment	—	—	—	—	—
	$2,877	2,877	6	3,497	122
Total impaired loans	$8,383	13,396	6	9,318	362

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2017 and 2016 by class of loans: (in thousands)

September 30, 2017	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	—	—	45	45	29,816	29,861	129
Commercial and industrial	19	45	—	64	20,996	21,060	—
Construction, land and acquisition & development	—	—	—	—	25,165	25,165	—
Residential mortgage	173	3,236	1,559	4,968	133,907	138,875	3,540
Consumer installment	24	7	-	31	2,752	2,783	-
Total	$216	3,288	1,604	5,108	212,636	217,744	3,669
September 30, 2016
Commercial (secured by real estate)	$—	66	44	110	29,052	29,162	230
Commercial and industrial	194	—	—	194	16,027	16,221	—
Construction, land and acquisition & development	—	—	—	—	13,343	13,343	—
Residential mortgage	32	3,382	1,955	5,369	127,530	132,899	3,013
Consumer installment	20	—	—	20	2,242	2,262	—
Total	$246	3,448	1,999	5,693	188,194	193,887	3,243

There were no loans past due over 90 days and still accruing interest as of September 30, 2017 and 2016.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the years ended September 30, 2017 and 2016.  Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted during the years ended September 30, 2017 and 2016: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
September 30, 2017	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$18	$18	2	131
September 30, 2016
Commercial (secured by real estate)	1	$3,057	$1,519	-	-
Residential mortgage	2	$263	$263	1	226
Total	3	$3,320	$1,782	1	226

The Bank has allocated an allowance for loan losses of approximately $12,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and 2016, respectively.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

September 30, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$29,416	—	445	—	29,861
Commercial and industrial	21,015	—	45	—	21,060
Construction, land and acquisition & development	25,165	—	—	—	25,165
Residential mortgage	132,725	224	5,926	—	138,875
Consumer installment	2,783	—	—	—	2,783
Total	$211,104	224	6,416	—	217,744

September 30, 2016	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$28,228	—	934	—	29,162
Commercial and industrial	16,221	—	—	—	16,221
Construction, land and acquisition & development	13,343	—	—	—	13,343
Residential mortgage	123,577	229	9,093	—	132,899
Consumer installment	2,262	—	—	—	2,262
Total	$183,631	229	10,027	—	193,887

(4)	Premises and Equipment

Premises and equipment at September 30, 2017 and 2016 are summarized as follows: (in thousands)

	2017	2016
Land	$935	$935
Buildings	8,629	5,442
Equipment and furniture	4,536	3,217
Construction in process	11	231
Automobile	123	68
	14,234	9,893
Less: Accumulated depreciation	5,780	5,337
	$8,454	$4,556

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Depreciation expense was approximately $444,000 and $347,000 for the years ended September 30, 2017 and 2016, respectively.

The Company is obligated under non-cancelable operating leases for certain of its facilities and related land. At September 30, 2017, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows:  (in thousands)

Years ending September 30,
2018	$122
2019	112
2020	77
2021	77
2022	77
Thereafter	200
Total	$665

Total rent expense for leased property approximated $92,000 and $86,000 for the years ended September 30, 2017 and 2016, respectively.

(5)	Deposits

At September 30, 2017, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

2018	$24,794
2019	9,396
2020	10,282
2021	5,544
2022	19,532
Thereafter	15,823
$85,371

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $10,151,000 at September 30, 2017 and $7,925,000 at September 30, 2016.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $36,885,000 at September 30, 2017 and $35,016,000 at September 30, 2016.

The following is a summary of interest expense on deposits for the years ended September 30, 2017 and 2016: (in thousands)

	2017	2016
Passbook accounts	$9	$8
Interest bearing checking accounts	164	83
Market rate checking accounts	58	59
Certificates of deposit	852	1,265
	$1,083	$1,415

(6)	Borrowings

At September 30, 2017 and 2016, the Bank had a line of credit totaling $70,000,000 and $58,000,000, respectively, from the FHLB, which is reviewed annually by the FHLB. There were no advances outstanding at September 30, 2017 or 2016.

At September 30, 2017 and 2016, the Bank had unsecured federal funds lines of credit of $13,000,000, and $5,000,000, respectively, for which no amounts were outstanding as of September 30, 2017 or 2016.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(7)	Income Taxes

The components of income tax expense for the years ended September 30, 2017 and 2016 are as follows: (in thousands)

	2017	2016
Current	$655	$3
Deferred	51	694
	$706	$697

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended September 30, 2017 and 2016 is as follows:

	2017	2016
Pretax income at statutory rate (34%)	$704	$630
State income tax, net of federal benefit	23	68
Other	(21)	(1)
Actual tax expense (34% and 38%, respectively)	$706	$697

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at September 30, 2017 and 2016: (in thousands)

	2017	2016
Deferred income tax assets:
Allowance for loan losses	$1,731	$1,628
Deferred compensation	1,487	1,464
Write downs on other real estate owned	2	—
Deferred gain on other real estate owned	107	123
Alternative minimum tax credit carryforward	—	16
State tax credits	227	251
Other	38	104
Total deferred income tax assets	3,592	3,586
Deferred income tax liabilities:
FHLB stock dividends	6	6
Premises and equipment	47	—
Unrealized gain on investment securities available-for-sale	31	—
Other	87	77
Total deferred income tax liabilities	171	83
Net deferred income tax asset	$3,421	$3,503

(8)	Employee Stock Ownership Plan

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The balance of the note payable of the ESOP was $2,820,473 at September 30, 2017. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  As of September 30, 2017, 11,800 shares have been released.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(9)	Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions are paid to a trust fund annually by the Company in an amount determined by the Board of Directors. The expenses totaled approximately $118,000 for both the plan years ended September 30, 2017 and 2016.

In January 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by IRS guidelines.  The contribution expense related to the 401(k) feature totaled $68,000 and $54,000 for the plan years ended September 30, 2017 and 2016, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election.  The cumulative deferred contributions for the directors in the plan and earnings thereon at September 30, 2017 and 2016 totaled approximately $3,916,000 and $3,856,000, respectively.  These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions were made to the plan since 2015 as the plan was frozen as of June 30, 2015.

(10)	Stockholders’ Equity

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at September 30, 2017 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

On August 20, 1996, legislation was passed which eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. This legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves whereas the base year reserves are frozen from taxation. No additional financial statement tax expense resulted from this legislation as the Bank had previously provided deferred taxes on this recaptured amount.

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

(11)Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

In July 2013, the Federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets.  The final rule includes transition periods that generally implement the new regulations over a five year period.  These changes were being phased in beginning in January 2015.  Management continues to evaluate this final rule and its potential impact on the Bank.  Preliminary assessments indicate that the Bank will continue to exceed all regulatory capital requirements under the phased in requirements of the new rule.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of September 30, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2017 and 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios for September 30, 2017 and 2016 are presented in the table below (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,919	33%	$8,069	4.5%	$11,655	6.5%
Total Capital
(to Risk Weighted Assets)	$62,189	35%	$14,344	8%	$17,930	10%
Tier I Capital
(to Risk Weighted Assets)	$59,919	33%	$10,758	6%	$14,344	8%
Tier I Capital
(to Average Assets)	$59,919	22%	$11,130	4%	$13,913	5%
As of September 30, 2016:
Common Equity Tier 1
(to Risk Weighted Assets)	$44,801	31%	$6,533	4.5%	$9,436	6.5%
Total Capital
(to Risk Weighted Assets)	$46,647	32%	$11,614	8%	$14,517	10%
Tier I Capital
(to Risk Weighted Assets)	$44,801	31%	$8,710	6%	$11,614	8%
Tier I Capital
(to Average Assets)	$44,801	19%	$9,274	4%	$11,593	5%

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

A reconciliation of the Bank’s equity capital amounts under GAAP to tier 1 and total risk-based capital for September 30, 2017 and 2016 are presented in the table below (in thousands).

	2017	2016
Regulatory capital:
Stockholders’ equity	$60,192	45,081
Disallowed deferred taxes	(273)	(280)
Tier 1 risk-based capital	59,919	44,801
Eligible allowance for loan losses	2,270	1,846
Total risk-based capital	$62,189	46,647

(12)	Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2017: (in thousands).

Beginning balance	$913
Loans advanced	230
Repayments	(86)
Ending balance	$1,057

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $1,432,000 and $1,182,000 at September 30, 2017 and 2016, respectively.

(13)	Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments could include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Appropriate
	Contract Amount
	2017	2016
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$21,707	19,553

The dollar amount and ranges of rates of commitments to fund fixed rate loans follows:  (in thousands)

	September 30,
	2017		2016
	Amount	Interest Rate Range	Amount	Interest Rate Range
Commitments to extend credit	$15,288	2.30%-8.125%	11,834	3.50%-9.50%

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

(14)	Fair Value Measurements and Disclosures

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $14.3 million at September 30, 2017.  They are classified as Level 2.  There were no assets recorded at fair value on a recurring basis as of September 30, 2016.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2017 and 2016 (in thousands).

September 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	61	61
Impaired loans	—	—	8,178	8,178
Total assets at fair value	$—	—	8,239	8,239

September 30, 2016	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	8,377	8,377
Total assets at fair value	$—	—	8,377	8,377

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2017 and 2016 are as follows:

	September 30, 2017		September 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$35,943	35,943	25,693	25,693
Investment securities
available-for-sale	$14,345	14,345	—	—
held-to-maturity	$1,000	1,001	7,499	7,517
FHLB Stock	$216	216	205	205
Loans held for sale	$117	117	472	472
Loans, net	$213,193	198,637	189,578	183,321
Financial liabilities:
Deposits	$194,613	194,300	181,699	182,106

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

(15)Condensed Parent Company Only Financial Information

Community First Bancshares, Inc. began its operations April 28, 2017, when it was formed as a result of the capital raise of Newton Federal Bank.  A condensed summary of its financial information is shown as if the reorganization/ formation had occurred as of the beginning of the year.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Balance Sheets

September 30, 2017
(In thousands)
Assets
Cash in bank subsidiary	$13,801
Investments in subsidiaries, at underlying equity:	60,232
Loan Receivable - ESOP	2,821
Other assets	—
Total assets	$76,854
Liabilities and Stockholders' Equity
Liabilities :
Other liabilities	$58
Total liabilities	58
Stockholders' equity:
Total stockholders' equity	76,796
Total liabilities and stockholders' equity	$76,854

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

Year Ended September 30,
2017
(In thousands)
Interest income:
Income on ESOP Loan	$51
Total interest income	51
Non-interest expenses:
Other non-interest expense	85
Income before income taxes	(34)
Income tax expense	12
Earnings before equity in undistributed earnings of Bank	(22)
Equity in undistributed earnings of Bank	1,387
Net Income	$1,365

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Cash Flows

Year Ended September 30,
2017
(In thousands)
Cash flows from operating activities:
Net income	$1,365
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from ESOP loan	185
Equity in undistributed income of Bank	(1,387)
Other	8
Net cash provided by operating activities	171
Cash flows from investing activities consisting of capital injection into Bank:	(16,496)
Net cash used in investing activities	(16,496)
Cash flows from financing activities:
Proceeds from stock offering	34,576
Stock offering expenses	(1,485)
Funding of ESOP	(2,955)
Net cash provided by financing activities	30,136
Net change in cash and cash equivalents	13,811
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$13,811

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(16) Subsequent Event

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act which, among other provisions, reduces the corporate income tax rate effective January 1, 2018 from its current 34% rate to a new 21% corporate rate. The Company has not had the opportunity to do extensive calculations at this point, but its initial estimate is that this new law will impact its current deferred tax asset by a reduction of $1.0 million, which will also reduce 2018's net income by a similar amount. Offsetting this expense will be a reduction in the corporate rate on current income for 2018, but that amount is not determinable at this present time.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Community First Bancshares, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Community First Bancshares, Inc.’s website at www.newtonfederal.com under “About Us – Investor Relations – Governance – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

As of September 30, 2017, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1

Charter of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

3.2

Bylaws of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

3.3

Amendment to Bylaws of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on November 2, 2017.)

4

Form of Common Stock Certificate of Community First Bancshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

10.1

Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016) †

10.2

Comprehensive Release and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)†

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.
ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANCSHARES, INC.

Date: December 26, 2017	By:	/s/ Johnny S. Smith
Johnny S. Smith
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Johnny S. Smith	President, Chief Executive Officer	December 26, 2017
Johnny S. Smith	and Director (Principal Executive
Officer)

/s/ Tessa M. Nolan	Senior Vice President and Chief	December 26, 2017
Tessa M. Nolan	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Troy B. Brooks	Director	December 26, 2017
Troy B. Brooks

/s/ William D. Fortson, Jr.	Chairman of the Board	December 26, 2017
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	December 26, 2017
Marshall L. Ginn

/s/ Bob W. Richardson	Director	December 26, 2017
Bob W. Richardson

/s/ Howard G. Roberts	Director	December 26, 2017
Howard G. Roberts

/s/ Mark Ross	Director	December 26, 2017
Mark Ross

/s/ Edward P. Stone	Director	December 26, 2017
Edward P. Stone