Form 10-Q
period 2017-12-31
Community First Bancshares, Inc.
filed 2018-02-12
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 7, 2018, 7,538,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2017 (unaudited)	September 30, 2017 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $1,500 and $1,483 at December 31, 2017 and September 30, 2017, respectively	$3,057	3,625
Interest-earning deposits in other depository institutions	22,041	32,318
Cash and cash equivalents	25,098	35,943
Investment securities held-to-maturity (estimated fair values of $994 and $1,001)	1,000	1,000
Investment securities available-for-sale	23,859	14,345
Federal Home Loan Bank stock	537	216
Loans held for sale	—	117
Loans, net	215,685	213,193
Other real estate owned	113	61
Premises and equipment, net	8,778	8,454
Bank owned life insurance	7,018	—
Accrued interest receivable and other assets	3,829	4,486
Total assets	$285,917	277,815

Liabilities and Stockholders' Equity

Liabilities:
Passbook accounts	$23,482	22,655
Interest-bearing checking	39,923	38,981
Market rate checking	23,437	22,556
Non-interest bearing checking	25,118	25,050
Certificate of deposits	85,170	85,371
Total deposits	197,130	194,613
Federal Home Loan Bank advances	7,570	—
Accrued interest payable and other liabilities	5,553	6,406
Total liabilities	210,253	201,019
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 outstanding at December 31, 2017 and September 30, 2017)	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding at December 31, 2017 or September 30, 2017)	—	—
Additional paid in capital	33,063	33,055
Unearned ESOP shares	(2,807)	(2,837)
Retained earnings	45,485	46,446
Accumulated other comprehensive (loss) income	(152)	57
Total stockholders' equity	75,664	76,796
Total liabilities and stockholders' equity	$285,917	277,815

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Interest income:
Loans, including fees	$3,106	2,821
Investment securities, including dividends	125	24
Interest-earning deposits	97	42
Total interest income	3,328	2,887
Interest expense:
Deposits	316	241
Borrowings	24	—
Total interest expense	340	241
Net interest income	2,988	2,646
Non-interest income:
Service charges on deposit accounts	178	186
Other	100	126
Total non-interest income	278	312
Non-interest expenses:
Salaries and employee benefits	1,734	1,162
Deferred compensation	53	54
Occupancy	406	282
Advertising	46	58
Data processing	208	197
Other real estate owned	2	4
Net gain on sale of other real estate owned	(9)	(5)
Legal and accounting	219	103
Organizational dues and subscriptions	71	73
Director compensation	56	63
Federal deposit insurance premiums	17	38
Other	376	320
Total non-interest expenses	3,179	2,349
Income before income taxes	87	609
Income tax expense	1,048	229
Net (loss) income	$(961)	380
Basic and diluted loss per share	$(0.13)	N/A

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Net (loss) income	$(961)	$380

Other comprehensive (loss) income:

Net unrealized (loss) gain on available for sale securities, net of taxes of $(82) and $1	(209)	1

Total other comprehensive (loss) income	(209)	1

Total comprehensive (loss) income	$(1,170)	$381

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(961)	380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	214	83
ESOP expense	38	—
Deferred income tax	990	(167)
Net gain on sale of other real estate owned	(9)	(5)
Originations of loans held for sale	(129)	(271)
Increase in cash surrender value of life insurance	(18)	—
Proceeds from sales of loans held for sale	246	640
Change in:
Accrued interest receivable and other assets	(250)	27
Accrued interest payable and other liabilities	(845)	(1,273)
Net cash used in operating activities	(724)	(586)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(10,317)	(1,229)
Net change in loans	(2,544)	(3,193)
Purchases of premises and equipment	(489)	(621)
Proceeds from paydowns of investment securities available-for-sale	463	—
Purchases of other investments	(321)	—
Purchase of bank owned life insurance	(7,000)	—
Net cash used in investing activities	(20,208)	(5,043)
Cash flows from financing activities:
Net change in demand and savings deposits	2,517	6,064
Proceeds from FHLB advances	7,570	—
Net cash provided by financing activities	10,087	6,064
Net change in cash and cash equivalents	(10,845)	435
Cash and cash equivalents at beginning of period	35,943	25,693
Cash and cash equivalents at end of period	$25,098	26,128
Supplemental disclosures of cash flow information:
Cash paid for interest	$315	241
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$52	284

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties. The main emphasis of the Bank is providing mortgage loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s September 30, 2017 Form 10-K.

The results of operations for the quarter ended December 31, 2017, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended September 30, 2017 included in the Company’s Form 10-K.

Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter but not the same quarter in the previous year.  The net loss for the current period was $961,000 and the weighted average common shares outstanding were 7,538,250.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at December 31, 2017 and September 30, 2017 are as follows: (in thousands)

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(6)	994
September 30, 2017
U.S. Government sponsored enterprises	$1,000	1	—	1,001

The U.S. government sponsored enterprise securities as of December 31, 2017 are comprised of one debt financing security issued by a government agency that matures within two years.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were no sales of securities held-to-maturity during the three months ended December 31, 2017 or 2016.

Securities with a carrying value of approximately $1,000,000 were pledged to secure public deposits at both December 31, 2017 and September 30, 2017.

Investment Securities Available-for-Sale

Investment securities available-for-sale at December 31, 2017 and September 30, 2017 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,739	55	(18)	5,776
Municipal securities - taxable	3,132	—	(59)	3,073
Government agency securities	502	—	(8)	494
Government agency mortgage-backed securities	14,690	—	(174)	14,516
Total	$24,063	55	(259)	23,859
September 30, 2017
Municipal securities - tax exempt	$5,756	119	(2)	5,873
Government agency securities	502	—	—	502
Government agency mortgage-backed securities	8,000	6	(36)	7,970
Total	$14,258	125	(38)	14,345

There were 32 and eight securities in an unrealized loss position less than 12 months as of December 31, 2017 and September 30, 2017, respectively.  There were no securities in an unrealized loss position greater than 12 months as of December 31, 2017 and September 30, 2017.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2017, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
1 to 5 years	493	499
5 to 10 years	5,246	5,277
Greater than 10 years	—	—
	5,739	5,776
Municipal securities - taxable
Within 1 year	—	—
1 to 5 years	—	—
5 to 10 years	1,132	1,115
Greater than 10 years	2,000	1,958
	3,132	3,073
Government agency securities
Within 1 year	—	—
1 to 5 years	502	494
5 to 10 years	—	—
Greater than 10 years	—	—
	502	494
Government agency mortgage-backed securities	14,690	14,516
Total	$24,063	23,859

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were no sales of securities available-for-sale during the three months ended December 31, 2017 or 2016.

Securities with a carrying value of approximately $494,000 and $502,000 were pledged to secure public deposits at December 31, 2017 and September 30, 2017, respectively.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2017 and September 30, 2017 are summarized as follows: (in thousands)

	December 31, 2017	September 30, 2017
Commercial (secured by real estate)	$34,890	29,861
Commercial and industrial	19,551	21,060
Construction, land and acquisition & development	22,386	25,165
Residential mortgage 1-4 family	140,821	138,875
Consumer installment	2,647	2,783
Total	220,295	217,744
Less allowance for loan losses	(4,610)	(4,551)
Total loans, net	$215,685	213,193

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $138,939,000 and $137,462,000 were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at December 31, 2017 and September 30, 2017, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended December 31, 2017 and 2016: (in thousands)

December 31, 2017	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,548	863	349	1,704	79	8	4,551
Provision	149	(60)	(20)	(65)	(5)	1	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	50	—	—	9	—	—	59
Ending balance	$1,747	803	329	1,648	74	9	4,610
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	—	—	3	—	—	4
Collectively evaluated for impairment	1,746	803	329	1,645	74	9	4,606
Total ending allowance	$1,747	803	329	1,648	74	9	4,610
Loans:
Individually evaluated for impairment	$1,884	—	—	6,395	3	—	8,282
Collectively evaluated for impairment	33,006	19,551	22,386	134,426	2,644	—	212,013
Total loans	$34,890	19,551	22,386	140,821	2,647	—	220,295

December 31, 2016
Allowance for loan losses:
Beginning balance	$1,595	643	143	1,882	36	10	4,309
Provision	(154)	86	102	(40)	13	(7)	—
Charge-offs	—	—	—	(24)	(5)	—	(29)
Recoveries	1	—	—	81	1	—	83
Ending balance	$1,442	729	245	1,899	45	3	4,363
Ending allowance attributable to loans:
Individually evaluated for impairment	$10	—	—	3	—	—	13
Collectively evaluated for impairment	1,432	729	245	1,896	45	3	4,350
Total ending allowance	$1,442	729	245	1,899	45	3	4,363
Loans:
Individually evaluated for impairment	$2,306	—	—	6,065	4	—	8,375
Collectively evaluated for impairment	23,803	17,896	15,937	128,493	2,346	—	188,475
Total loans	$26,109	17,896	15,937	134,558	2,350	—	196,850

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at December 31, 2017 and September 30, 2017 were as follows: (in thousands)

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$87	2,685	—	107	5
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,859	8,039	—	5,995	50
Consumer installment	3	3	—	4	—
	5,949	10,727	—	6,106	55
With an allowance recorded:
Commercial (secured by real estate)	1,797	1,797	1	1,822	28
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	536	536	3	469	8
Consumer installment	—	—	—	—	—
	2,333	2,333	4	2,291	36
Total impaired loans	$8,282	13,060	4	8,397	91

September 30, 2017
With no related allowance recorded:
Commercial (secured by real estate)	$83	$2,745	—	115	7
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,611	7,678	—	5,636	51
Consumer installment	3	3	—	4	—
	5,697	10,426	—	5,755	58
With an allowance recorded:
Commercial (secured by real estate)	1,810	1,810	10	1,834	28
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	685	685	4	696	10
Consumer installment	—	—	—	—	—
	2,495	2,495	14	2,530	38
Total impaired loans	$8,192	12,921	14	8,285	96

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2017 and September 30, 2017 by class of loans: (in thousands)

December 31, 2017	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$629	413	43	1,085	33,805	34,890	132
Commercial and industrial	1,334	397	—	1,731	17,820	19,551	33
Construction, land and acquisition & development	1,131	224	—	1,355	21,031	22,386	12
Residential mortgage	296	2,632	2,106	5,034	135,787	140,821	4,672
Consumer installment	6	27	1	34	2,613	2,647	6
Total	$3,396	3,693	2,150	9,239	211,056	220,295	4,855

September 30, 2017
Commercial (secured by real estate)	$—	—	45	45	29,816	29,861	129
Commercial and industrial	19	45	—	64	20,996	21,060	—
Construction, land and acquisition & development	—	—	—	—	25,165	25,165	—
Residential mortgage	173	3,236	1,559	4,968	133,907	138,875	3,540
Consumer installment	24	7	—	31	2,752	2,783	—
Total	$216	3,288	1,604	5,108	212,636	217,744	3,669

There were no loans past due over 90 days and still accruing interest as of December 31, 2017 and September 30, 2017.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that occurred during the three months ended December 31, 2016.  There were none for the three months ended December 31, 2017.  One troubled debt restructuring totaling approximately $76,000 defaulted during the three months ended December 31, 2017 and no troubled debt restructurings subsequently defaulted during the three months ended December 31, 2016: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2016	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$18	$18	—	—

The Bank has allocated an allowance for loan losses of approximately $3,000 and $12,000 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and September 30, 2017, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of December 31, 2017 and September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$34,442	—	448	—	34,890
Commercial and industrial	19,235	—	316	—	19,551
Construction, land and acquisition & development	22,386	—	—	—	22,386
Residential mortgage	133,655	—	7,166	—	140,821
Consumer installment	2,620	—	27	—	2,647
Total	$212,338	—	7,957	—	220,295

September 30, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$29,416	—	445	—	29,861
Commercial and industrial	21,015	—	45	—	21,060
Construction, land and acquisition & development	25,165	—	—	—	25,165
Residential mortgage	132,725	224	5,926	—	138,875
Consumer installment	2,783	—	—	—	2,783
Total	$211,104	224	6,416	—	217,744

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $10,656,000 at December 31, 2017 and $10,151,000 at September 30, 2017.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $37,606,000 at December 31, 2017 and $36,885,000 at September 30, 2017.

(5)    Borrowings

The following Federal Home Loan Bank of Atlanta (“FHLB”) advances, which required monthly or quarterly interest payments, were outstanding at December 31, 2017:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$ 2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$ 7,570,000

At September 30, 2017 the Company had no advances outstanding from the FHLB.

The FHLB advances were collateralized by certain loans which totaled approximately $138,900,000  at December 31, 2017, and by the Company’s investment in FHLB stock which totaled $537,300 at December 31, 2017.

(6)	Employee Stock Ownership Plan

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three months ended December 31, 2017 was approximately $38,000. There was no ESOP expense for the three months ended December 31, 2016.  The balance of the note payable of the ESOP was $2,820,473 at December 31, 2017. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2017 11,820 shares have been released.

(7)	Stockholders’ Equity

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at December 31, 2017 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

On October 31, 2016, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan was subject to the approval of the Board of Governors of the Federal Reserve System and the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, on April 27, 2017 the Bank converted to a stock savings bank and is now organized in the mutual holding company structure.  The Bank issued all of its outstanding stock to the Company, which sold 3,467,595 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the common stock of the new holding company outstanding upon the completion of the reorganization and stock issuance.  The Company is organized as a corporation under the laws of the United States.  Community First Bancshares, MHC has been organized as a mutual holding company under the laws of the United States and owns 54% of the outstanding common stock of the Company.

(8)	Fair Value Measurements and Disclosures

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Bank Owned Life Insurance

For disclosure purposes, the carrying value of the cash surrender value of life insurance reasonably approximates fair value.

Deposits

The fair value of passbook accounts, interest bearing checking accounts, non-interest bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of Federal Home Loan Bank fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $23,859,000 and $14,345,000 at December 31, 2017 and September 30, 2017, respectively. They are classified as Level 2.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2017 and September 30, 2017 (in thousands).

December 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	113	113
Impaired loans	—	—	8,278	8,278
Total assets at fair value	$—	—	8,391	8,391

September 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	61	61
Impaired loans	—	—	8,178	8,178
Total assets at fair value	$—	—	8,239	8,239

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017		September 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,098	25,098	35,943	35,943
Investment securities
available-for-sale	$23,859	23,859	14,345	14,345
held-to-maturity	$1,000	994	1,000	1,001
FHLB Stock	$537	537	216	216
Loans held for sale	$—	—	117	117
Loans, net	$215,685	195,600	213,193	198,637
Cash surrender value of life insurance	$7,018	7,018	—	—
Financial liabilities:
Deposits	$197,130	196,980	194,613	194,300
FHLB advances	$7,570	7,609	—	—

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

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in tax laws;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of IT security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;
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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.  The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file a federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense. A write down of our deferred tax assets by approximately $1.0 million was made in the quarter as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down is subject to adjustment in future periods.

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

Total assets increased $8.1 million, or 2.9%, to $285.9 million at December 31, 2017 from $277.8 million at September 30, 2017.  The increase was due primarily to increases in investment securities available-for-sale and the purchase of bank owned life insurance, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $10.8 million, or 30.2%, to $25.1 million at December 31, 2017 from $35.9 million at September 30, 2017. The decrease resulted from our using excess cash to purchase investment securities, bank owned life insurance and to fund continued loan growth, partially offset by cash provided from FHLB advances.

We had no loans held for sale at December 31, 2017 compared to $117,000 at September 30, 2017.

Loans held for investment increased $2.6 million, or 1.2%, to $220.3 million at December 31, 2017 from $217.7 million at September 30, 2017.  Commercial and real estate loans increased $5.0 million, or 16.8% to 34.9 million at December 31, 2017 from $29.9 million at September 30, 2017.  In addition, one-to-four family residential real estate loans increased $1.9 million, or 1.4%, to $140.8 million at December 31, 2017 from $138.9 million at September 30, 2017.  These increases were partially offset by decreases in construction and land loans of $2.8 million, or 11.0%, and commercial and industrial loans, which decreased $1.5 million, or 7.2%.

Securities available-for-sale increased $9.5 million, or 66.4%, to $23.9 million at December 31, 2017, from $14.3 million at September 30, 2017.  We purchased securities available-for-sale with a portion of the excess cash and cash equivalents we held during the three-month period.

Total deposits increased $2.5 million, or 1.3%, to $197.1 million at December 31, 2017 from $194.6 million at September 30, 2017.  The increase was caused by increases in all categories of deposit accounts except for certificates of deposit.  Interest-bearing checking accounts increased $0.9 million, or 2.4%, to $39.9 million at December 31, 2017.  Non-interest-bearing checking accounts increased $68,000, or 0.3%, to $25.1 million at December 31, 2017 from $25.1 million at September 30, 2017.

Bank owned life insurance of $7.0 million was purchased during the three months ended December 31, 2017.

We had $7.6 million of borrowings at December 31, 2017 and no outstanding borrowings at September 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Shareholders’ equity decreased $1.1 million or 1.5%, to $75.7 million at December 31, 2017 from $76.8 million at September 30, 2017. We had a net loss of $961,000 for the quarter ended December 31, 2017, due to our writing down deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017.   We also had $152,000, net of taxes, of unrecognized loss on securities available for sale as of December 31, 2017.

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

	For the Three Months Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$212,998	$3,106	5.83%	$189,627	$2,820	5.95%
Securities	21,539	121	2.24%	7,764	22	1.13%
Interest-earning deposits	27,904	97	1.39%	19,428	42	0.87%
Federal Home Loan Bank of Atlanta stock	422	4	3.81%	205	2	4.59%
Total interest-earning assets	262,863	3,328	5.06%	217,024	2,886	5.32%
Non-interest-earning assets	19,412			13,760
Total assets	$282,275			$230,784

Interest-bearing liabilities:
Passbook savings accounts	$23,315	$2	0.04%	$21,803	$2	0.04%
Interest-bearing checking	39,368	59	0.60%	30,914	29	0.38%
Market Rate checking accounts	22,420	15	0.27%	22,594	15	0.26%
Certificates of Deposits	85,361	240	1.12%	84,467	195	0.92%
Total interest-bearing deposits	170,464	316	0.74%	159,778	241	0.60%
Borrowings	4,863	24	1.98%	—	—	0.00%
Total interest-bearing liabilities	175,327	340	0.78%	159,778	241	0.60%
Non-interest-bearing liabilities	30,049			25,507
Total liabilities	205,376			185,285
Total stockholders' equity	76,899			45,499
Total liabilities and stockholders' equity	$282,275			$230,784
Net interest income		$2,988			$2,645
Net interest rate spread (1)			4.29%			4.72%
Net interest-earning assets (2)	$87,536			$57,246
Net interest margin (3)			4.55%			4.88%
Average interest-earning assets to interest-bearing liabilities	149.93%			135.83%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$629	$(343)	$286
Securities	65	34	99
Interest-earning deposits and federal funds	23	32	55
Federal Home Loan Bank of Atlanta stock	4	(2)	2
Total interest-earning assets	721	(279)	442

Interest-bearing liabilities:
Passbook savings accounts	—	—	—
Interest-bearing checking	9	21	30
Market rate checking	(1)	1	—
Certificates of deposits	2	43	45
Total deposits	10	65	75
Borrowings	24	—	24
Total interest-bearing liabilities	34	65	99

Change in net interest income	$687	$(344)	$343

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

General. Net income decreased $1.3 million to a net loss of $961,000 for the three months ended December 31, 2017, compared to net income of $380,000 for the three months ended December 31, 2016.  The net loss was due to our write down of our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017.  We also experienced increases in net interest income and non-interest expenses.

Interest Income. Interest income increased $441,000, or 15.3%, to $3.3 million for the three months ended December 31, 2017 from $2.9 million for the three months ended December 31, 2016.  The increase was due primarily to a $286,000, or 10.1%, increase in interest income on loans, which is our primary source of interest income.  Our average balance of loans increased $23.4 million, or 12.3%, to $213.0 million for the three months ended December 31, 2017 from $189.6 million for the three months ended December 31, 2016.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Our average yield on loans decreased 12 basis points to 5.83% for the three months ended December 31, 2017 from 5.95% for the three months ended December 31, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment.

In addition to the increase in interest income on loans, interest income on securities increased $99,000 to $121,000 for the three months ended December 31, 2017 from $22,000 for the three months ended December 31, 2016.  Our average balance of securities increased $13.8 million, or 177.4%, to $21.5 million for the three months ended December 31, 2017 from $7.8 million for the three months ended December 31, 2016, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $99,000, or 41.1%, to $340,000 for the three months ended December 31, 2017 compared to $241,000 for the three months ended December 31, 2016, due primarily to an increase in interest expense on deposits and new borrowings during the quarter.  Specifically, interest expense on certificates of deposit increased $45,000, or 23.1%, to $240,000 for the three months ended December 31, 2017 from $195,000 for the three months ended December 31, 2016.  This increase resulted primarily from an increase in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit increased 20 basis points to 1.12% for the three months ended December 31, 2017 from 0.92% for the three months ended December 31, 2016, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit remained relatively unchanged, at $85.4 million for the three months ended December 31, 2017 compared to $84.5 million for the three months ended December 31, 2016.  Interest expense on interest-bearing checking accounts increased $30,000 to $59,000 for the three months ended December 31, 2017 compared to $29,000 for the three months ended December 31, 2016.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate earned on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Interest expense on borrowings increased to $24,000 for the three months ended December 31, 2017 compared to no such expense for the three months ended December 31, 2016.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $342,000, or 12.9%, to $3.0 million for the three months ended December 31, 2017 from $2.6 million for the three months ended December 31, 2016, as a result of a higher balance of net interest-earning assets, which offset decreases in net interest rate spread and net interest margin. Our average net interest-earning assets increased by $30.3 million, or 52.9%, to $87.5 million for the three months ended December 31, 2017 from $57.2 million for the three months ended December 31, 2016.  Our net interest rate spread decreased by 43 basis points to 4.29% for the three months ended December 31, 2017 from 4.72% for the three months ended December 31, 2016, and our net interest margin decreased by 33 basis points to 4.55% for the three months ended December 31, 2017 from 4.88% for the three months ended December 31, 2016, reflecting primarily our average yield on our interest-earning assets decreasing along with an increase in our cost of funds.

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

After an evaluation of these factors, we did not record a provision for loan losses for the three months ended December 31, 2017 or 2016.  Our allowance for loan losses was $4.6 million at December 31, 2017 compared to $4.6 million at September 30, 2017 and $4.4 million at December 31, 2016.  The allowance for loan losses to total loans was 2.09% at December 31, 2017 compared to 2.09% at September 30, 2017 and 2.21% at December 31, 2016.  The allowance for loan losses to non-performing loans was 94.95% at December 31, 2017 compared to 124.04% at September 30, 2017 and 95.18% at December 31, 2016.  We were able to maintain the allowance relatively consistent between December 31, 2017 and September 30, 2017 as we experienced modest loan growth during the quarter ended December 31, 2017, and had net recoveries of $59,000 during the quarter.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2017.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $34,000, or 10.9%, to $278,000 for the three months ended December 31, 2017 from $312,000 for the three months ended December 31, 2016.  The decrease resulted primarily from a decrease in other non-interest income of $26,000, or 20.6%, to $100,000 for the three months ended December 31, 2017 from $126,000 for the three months ended December 31, 2016.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,734	$1,162	$572	49.2%
Deferred compensation	53	54	(1)	(1.9)%
Occupancy	406	282	124	44.0%
Advertising	46	58	(12)	(20.7)%
Data processing	208	197	11	5.6%
Other real estate owned	2	4	(2)	(50.0)%
Net gain on sales of other real estate owned	(9)	(5)	(4)	(80.0)%
Legal and accounting	219	103	116	112.6%
Organizational dues and subscriptions	71	73	(2)	(2.7)%
Director compensation	56	63	(7)	(11.1)%
Federal deposit insurance premiums	17	38	(21)	(55.3)%
Other	376	320	56	17.5%
Total non-interest expenses	$3,179	$2,349	$830	35.3%

Salaries and employee benefits expense increased due to increased staff for growth and infrastructure.  Occupancy increased due to the completion of a new bank operations center.  Legal and accounting expense increased as a result of our being a public company.  Federal deposit insurance premiums decreased substantially due to a change in the way FDIC calculates the assessment fees.

Income Tax Expense. We incurred income tax expense of $1.0 million and $229,000 for the three months ended December 31, 2017 and 2016, respectively.  During the quarter ended December 31, 2017, we wrote down our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down is subject to adjustment in future periods.

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

The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,407	1.42%
+200	11,343	0.85%
Level	11,247	—
-200	10,417	(7.38)%
-400	9,903	(11.95)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.85% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.38% decrease in net interest income.  At December 31, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.04% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.61% decrease in net interest income.

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

The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$51,697	$(14,709)	(22.15)%	20.28%	(289)
+200	58,300	(8,106)	(12.21)%	21.63%	(154)
—	66,406	—	—	23.17%	—
-200	69,135	2,729	4.11%	22.97%	(20)
-400	67,673	(1,267)	1.91%	22.51%	(66)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.21% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.11% increase in net economic value.  At December 31, 2016, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience an 11.77% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.03% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of December 31, 2017, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended December 31, 2017.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$15,322	15,322	15,322	15,322	15,322	$24,697
Investments	1,440	1,929	2,936	5,982	11,713	25,750
Net loans	33,831	46,607	63,566	90,332	155,405	219,546
Other assets	—	—	—	—	—	18,319
Total	$50,593	63,858	81,824	111,636	182,440	$288,312

Liabilities:
Non-maturity deposits	$49,094	53,440	62,133	79,517	105,475	$125,463
Certificates of deposit	7,229	14,078	23,342	33,244	68,171	85,170
Borrrowings	—	—	—	2,440	7,570	10,390
Other liabilities	—	—	—	—	—	8,174
Equity capital	—	—	—	—	—	59,116
Total (1)	$56,323	67,518	85,475	115,201	181,216	$288,312

Asset/liability gap	$(5,730)	(3,660)	(3,651)	(3,565)	1,224
Gap/assets ratio (2)	(1.99)%	(1.27)%	(1.27)%	(1.24)%	0.42%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($279.7 million).

At December 31, 2017, our asset/liability gap from zero days to one year was $3.7 million, resulting in a gap/assets ratio of negative 1.27%. At December 31, 2016, our asset/liability gap from zero days to one year was $1.9 million, resulting in a gap/assets ratio of 1.02%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At December 31, 2017, we had a $69.9 million line of credit with the Federal Home Loan Bank of Atlanta, and had $7.6 million in borrowings outstanding.  In addition, at December 31, 2017, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at December 31, 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $724,000 and $586,000 for the three months ended December 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, was $20.2 million and $5.0 million for the three months ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from FHLB advances, was $10.1 million and $6.1 million for the three months ended December 31, 2017 and 2016, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2017.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for December 31, 2017 and September 30, 2017 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,084	31%	$8,616	4.50%	$12,446	6.50%
Total Capital
(to Risk Weighted Assets)	$61,505	32%	$15,318	8%	$19,147	10%
Tier I Capital
(to Risk Weighted Assets)	$59,084	31%	$11,488	6%	$15,318	8%
Tier I Capital
(to Average Assets)	$59,084	21%	$11,377	4%	$14,221	5%

As of September 30, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,919	33%	$8,069	4.50%	$11,655	6.50%
Total Capital
(to Risk Weighted Assets)	$62,189	35%	$14,344	8%	$17,930	10%
Tier I Capital
(to Risk Weighted Assets)	$59,919	33%	$10,758	6%	$14,344	8%
Tier I Capital
(to Average Assets)	$59,919	22%	$11,122	4%	$13,902	5%

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2017, we had outstanding commitments to originate loans of $24.2 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from December 31, 2017 totaled $26.1 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Charter of Community First Bancshares, Inc. (1)

3.2	Bylaws of Community First Bancshares, Inc. (2)

3.3	Amendment to Bylaws of Community First Bancshares, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2017 (Commission File No. 001-38074).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANCSHARES, INC.

Date:	February 12, 2018	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	February 12, 2018	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer