Form 10-Q
period 2018-03-31
Community First Bancshares, Inc.
filed 2018-05-09
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018, 7,538,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2018 (unaudited)	September 30, 2017 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $1,658 and $1,483 at March 31, 2018 and September 30, 2017, respectively	$4,161	3,625
Interest-earning deposits in other depository institutions	15,174	32,318
Cash and cash equivalents	19,335	35,943
Investment securities held-to-maturity (estimated fair values of $990 and $1,001)	1,000	1,000
Investment securities available-for-sale	22,791	14,345
Federal Home Loan Bank stock	580	216
Loans held for sale	—	117
Loans, net	226,535	213,193
Other real estate owned	—	61
Premises and equipment, net	9,321	8,454
Bank owned life insurance	7,076	—
Accrued interest receivable and other assets	3,791	4,486
Total assets	$290,429	277,815

Liabilities and Stockholders' Equity

Liabilities:
Passbook accounts	$24,837	22,655
Interest-bearing checking	42,725	38,981
Market rate checking	22,290	22,556
Non-interest bearing checking	26,891	25,050
Certificate of deposits	85,164	85,371
Total deposits	201,907	194,613
Federal Home Loan Bank advances	7,570	—
Accrued interest payable and other liabilities	5,303	6,406
Total liabilities	214,780	201,019
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 outstanding at March 31, 2018 and September 30, 2017)	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding at March 31, 2018 or September 30, 2017)	—	—
Additional paid in capital	33,067	33,055
Unearned ESOP shares	(2,778)	(2,837)
Retained earnings	45,818	46,446
Accumulated other comprehensive (loss) income	(533)	57
Total stockholders' equity	75,649	76,796
Total liabilities and stockholders' equity	$290,429	277,815

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
		(In thousands)
Interest income:
Loans, including fees	$3,137	2,948	$6,243	5,767
Investment securities, including dividends	154	45	279	70
Interest-earning deposits	76	61	173	104
Total interest income	3,367	3,054	6,695	5,941
Interest expense:
Deposits	316	248	632	489
Borrowings	37	—	61	—
Total interest expense	353	248	693	489
Net interest income	3,014	2,806	6,002	5,452
Non-interest income:
Service charges on deposit accounts	167	175	345	361
Other	289	150	389	276
Total non-interest income	456	325	734	637
Non-interest expenses:
Salaries and employee benefits	1,735	1,266	3,469	2,431
Deferred compensation	52	55	105	108
Occupancy	413	292	819	574
Advertising	27	56	73	114
Data processing	234	207	442	403
Other real estate owned	8	19	10	23
Net gain on sale of other real estate owned	(20)	(2)	(29)	(7)
Legal and accounting	264	110	483	212
Organizational dues and subscriptions	73	78	144	151
Director compensation	55	47	111	111
Federal deposit insurance premiums	16	17	33	55
Other	225	322	601	641
Total non-interest expenses	3,082	2,467	6,261	4,816
Income before income taxes	388	664	475	1,273
Income tax expense	55	250	1,103	479
Net (loss) income	$333	414	$(628)	794
Basic and diluted earnings (loss) per share	$0.04	N/A	$(0.08)	N/A

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
		(In thousands)
Net (loss) income	$333	$414	$(628)	$794

Other comprehensive (loss) income:

Net unrealized (loss) gain on available for sale securities, net of taxes of $(135), $4, $(217) and $5 for the three months and six months ended March 31, 2018 and 2017	(381)	6	(590)	7

Total other comprehensive (loss) income	(381)	6	(590)	7

Total comprehensive (loss) income	$(48)	$420	$(1,218)	$801

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(628)	794
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	437	180
ESOP expense	71	—
Deferred income tax	834	(167)
Net gain on sale of other real estate owned	(29)	(7)
Originations of loans held for sale	(129)	(1,487)
Increase in cash surrender value of life insurance	(76)	—
Proceeds from sales of loans held for sale	246	1,827
Change in:
Accrued interest receivable and other assets	79	(1,075)
Accrued interest payable and other liabilities	(1,103)	(704)
Net cash used in operating activities	(298)	(639)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(10,317)	(8,821)
Net change in loans	(13,394)	(10,472)
Purchases of premises and equipment	(1,203)	(1,853)
Proceeds from paydowns of investment securities available-for-sale	963	35
Proceeds from investment securities held-to-maturity	—	5,000
Purchases of other investments	(365)	(11)
Purchase of bank owned life insurance	(7,000)	—
Proceeds from sales of other real estate owned	142	—
Net cash used in investing activities	(31,174)	(16,122)
Cash flows from financing activities:
Net change in demand and savings deposits	7,294	76,355
Proceeds from FHLB advances	7,570	—
Net cash provided by financing activities	14,864	76,355
Net change in cash and cash equivalents	(16,608)	59,594
Cash and cash equivalents at beginning of period	35,943	25,693
Cash and cash equivalents at end of period	$19,335	85,287
Supplemental disclosures of cash flow information:
Cash paid for interest	$693	489
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$52	358

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2018 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

The results of operations for the quarter ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Net income per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter but not the same quarter in the previous year.  The net income for the current period was $333,000 and the weighted average common shares outstanding were 7,538,250.  The net loss for the current year-to-date period was $628,000 and the weighted average common shares outstanding were 7,538,250.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at March 31, 2018 and September 30, 2017 are as follows: (in thousands)

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(10)	990
September 30, 2017
U.S. Government sponsored enterprises	$1,000	1	—	1,001

The U.S. government sponsored enterprise securities as of March 31, 2018 were comprised of one debt financing security issued by a government agency that matures within two years.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were no sales of securities held-to-maturity during the three and six months ended March 31, 2018 or 2017.

Securities with a carrying value of approximately $1,000,000 were pledged to secure public deposits at both March 31, 2018 and September 30, 2017.

Investment Securities Available-for-Sale

Investment securities available-for-sale at March 31, 2018 and September 30, 2017 were as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2018	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,721	3	(137)	5,587
Municipal securities - taxable	3,129	—	(143)	2,986
Government agency securities	502	—	(11)	491
Government agency mortgage-backed securities	14,159	—	(432)	13,727
Total	$23,511	3	(723)	22,791
September 30, 2017
Municipal securities - tax exempt	$5,756	119	(2)	5,873
Government agency securities	502	—	—	502
Government agency mortgage-backed securities	8,000	6	(36)	7,970
Total	$14,258	125	(38)	14,345

There were 40 and eight securities in an unrealized loss position less than 12 months as of March 31, 2018 and September 30, 2017, respectively.  There were three and no securities in an unrealized loss position greater than 12 months as of March 31, 2018 and September 30, 2017.

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
1 to 5 years	492	490
5 to 10 years	5,229	5,097
Greater than 10 years	—	—
	5,721	5,587
Municipal securities - taxable
Within 1 year	—	—
1 to 5 years	—	—
5 to 10 years	1,130	1,100
Greater than 10 years	1,999	1,886
	3,129	2,986
Government agency securities
Within 1 year	—	—
1 to 5 years	502	491
5 to 10 years	—	—
Greater than 10 years	—	—
	502	491
Government agency mortgage-backed securities	14,159	13,727
Total	$23,511	22,791

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were no sales of securities available-for-sale during the three and six months ended March 31, 2018 or 2017.

Securities with a carrying value of approximately $491,000 and $502,000 were pledged to secure public deposits at March 31, 2018 and September 30, 2017, respectively.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at March 31, 2018 and September 30, 2017 are summarized as follows: (in thousands)

	March 31, 2018	September 30, 2017
Commercial (secured by real estate)	$37,356	29,861
Commercial and industrial	26,749	21,060
Construction, land and acquisition & development	21,990	25,165
Residential mortgage 1-4 family	142,023	138,875
Consumer installment	2,583	2,783
Total	230,701	217,744
Less allowance for loan losses	(4,166)	(4,551)
Total loans, net	$226,535	213,193

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $128,297,000 and $137,462,000 were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at March 31, 2018 and September 30, 2017, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended March 31, 2018 and 2017: (in thousands)

March 31, 2018	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,747	803	329	1,648	74	9	4,610
Provision	(420)	804	(64)	(342)	23	(1)	—
Charge-offs	—	(400)	—	(44)	(28)	—	(472)
Recoveries	1	23	—	4	—	—	28
Ending balance	$1,328	1,230	265	1,266	69	8	4,166
Ending allowance attributable to loans:
Individually evaluated for impairment	$11	—	—	7	—	—	18
Collectively evaluated for impairment	1,317	1,230	265	1,259	69	8	4,148
Total ending allowance	$1,328	1,230	265	1,266	69	8	4,166
Loans:
Individually evaluated for impairment	$1,992	992	—	5,830	2	—	8,816
Collectively evaluated for impairment	35,364	25,757	21,990	136,193	2,581	—	221,885
Total loans	$37,356	26,749	21,990	142,023	2,583	—	230,701

March 31, 2017
Allowance for loan losses:
Beginning balance	$1,595	643	143	1,882	36	10	4,309
Provision	(175)	89	199	(124)	9	2	—
Charge-offs	—	—	—	(30)	(15)	—	(45)
Recoveries	2	—	—	114	8	—	124
Ending balance	$1,422	732	342	1,842	38	12	4,388
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	—	—	3	—	—	5
Collectively evaluated for impairment	1,420	732	342	1,839	38	12	4,383
Total ending allowance	$1,422	732	342	1,842	38	12	4,388
Loans:
Individually evaluated for impairment	$2,249	52	—	5,683	4	—	7,988
Collectively evaluated for impairment	23,956	18,179	22,480	129,051	2,426	—	196,092
Total loans	$26,205	18,231	22,480	134,734	2,430	—	204,080

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at March 31, 2018 and September 30, 2017 were as follows: (in thousands)

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$208	1,203	—	236	2
Commercial and industrial	992	1,392	—	1,237	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,062	7,243	—	5,042	47
Consumer installment	2	3	—	3	—
	6,264	9,841	—	6,518	49
With an allowance recorded:
Commercial (secured by real estate)	1,785	1,784	11	1,809	28
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	779	776	7	788	11
Consumer installment	—	—	—	—	—
	2,564	2,560	18	2,597	39
Total impaired loans	$8,828	12,401	18	9,115	88

September 30, 2017
With no related allowance recorded:
Commercial (secured by real estate)	$83	$2,745	—	115	7
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,611	7,678	—	5,636	51
Consumer installment	3	3	—	4	—
	5,697	10,426	—	5,755	58
With an allowance recorded:
Commercial (secured by real estate)	1,810	1,810	10	1,834	28
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	685	685	4	696	10
Consumer installment	—	—	—	—	—
	2,495	2,495	14	2,530	38
Total impaired loans	$8,192	12,921	14	8,285	96

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2018 and September 30, 2017 by class of loans: (in thousands)

March 31, 2018	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	35	44	79	37,277	37,356	250
Commercial and industrial	—	15	992	1,007	25,742	26,749	1,039
Construction, land and acquisition & development	—	—	—	—	21,990	21,990	12
Residential mortgage	1,906	175	1,289	3,370	138,653	142,023	5,090
Consumer installment	2	-	1	3	2,580	2,583	5
Total	$1,908	225	2,326	4,459	226,242	230,701	6,396

September 30, 2017
Commercial (secured by real estate)	$—	—	45	45	29,816	29,861	129
Commercial and industrial	19	45	—	64	20,996	21,060	—
Construction, land and acquisition & development	—	—	—	—	25,165	25,165	—
Residential mortgage	173	3,236	1,559	4,968	133,907	138,875	3,540
Consumer installment	24	7	—	31	2,752	2,783	—
Total	$216	3,288	1,604	5,108	212,636	217,744	3,669

There were no loans past due over 90 days and still accruing interest as of March 31, 2018 and September 30, 2017.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that occurred during the six months ended March 31, 2017.  There were none for the six months ended March 31, 2018. (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
March 31, 2017	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$18	$18	—	—

The Bank has allocated an allowance for loan losses of approximately $16,000 and $12,000 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and September 30, 2017, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2018 and September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows: (in thousands)

March 31, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$36,778	—	578	—	37,356
Commercial and industrial	25,714	—	1,035	—	26,749
Construction, land and acquisition & development	21,990	—	—	—	21,990
Residential mortgage	133,552	—	8,471	—	142,023
Consumer installment	2,578	—	5	—	2,583
Total	$220,612	—	10,089	—	230,701

September 30, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$29,416	—	445	—	29,861
Commercial and industrial	21,015	—	45	—	21,060
Construction, land and acquisition & development	25,165	—	—	—	25,165
Residential mortgage	132,725	224	5,926	—	138,875
Consumer installment	2,783	—	—	—	2,783
Total	$211,104	224	6,416	—	217,744

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $11,034,000 at March 31, 2018 and $10,151,000 at September 30, 2017.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $38,572,000 at March 31, 2018 and $36,885,000 at September 30, 2017.

(5)    Borrowings

The following Federal Home Loan Bank of Atlanta (“FHLB”) advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2018:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$ 2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$ 7,570,000

At September 30, 2017, the Company had no advances outstanding from the FHLB.

The FHLB advances were collateralized by certain loans which totaled approximately $138,900,000 at March 31, 2018, and by the Company’s investment in FHLB stock which totaled $580,400 at March 31, 2018.

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three and six months ended March 31, 2018 was approximately $33,000 and $71,000, respectively. There was no ESOP expense for the three and six months ended March 31, 2017.  The balance of the note payable of the ESOP was $2,820,473 at March 31, 2018. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of March 31, 2018, 11,820 shares have been released.

(7)	Stockholders’ Equity

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at March 31, 2018 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

On August 20, 1996, legislation was passed which eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. This legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves whereas the base year reserves are frozen from taxation. No additional financial statement tax expense resulted from this legislation as the Bank had previously provided deferred taxes on this recaptured amount.  A write down of our deferred tax assets by approximately $1.0 million was made in the quarter ended December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down is subject to adjustment in future periods.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $22,791,000 and $14,345,000 at March 31, 2018 and September 30, 2017, respectively.  They are classified as Level 2.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2018 and September 30, 2017 (in thousands).

March 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	8,798	8,798
Total assets at fair value	$—	—	8,798	8,798

September 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	61	61
Impaired loans	—	—	8,178	8,178
Total assets at fair value	$—	—	8,239	8,239

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018		September 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,335	19,335	35,943	35,943
Investment securities
available-for-sale	$22,791	22,791	14,345	14,345
held-to-maturity	$1,000	990	1,000	1,001
FHLB Stock	$580	580	216	216
Loans held for sale	$—	—	117	117
Loans, net	$226,535	199,380	213,193	198,637
Cash surrender value of life insurance	$7,076	7,076	—	—
Financial liabilities:
Deposits	$201,907	201,896	194,613	194,300
FHLB advances	$7,570	7,681	—	—

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

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2018 and September 30, 2017 and for the three months and six months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at March 31, 2018. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file a federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense. A write down of our deferred tax assets by approximately $1.0 million was made in the quarter ended December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down is subject to adjustment in future periods.

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

Total assets increased $12.6 million, or 4.5%, to $290.4 million at March 31, 2018 from $277.8 million at September 30, 2017.  The increase was due primarily to increases in loans and investment securities available-for-sale, as well as the purchase of bank owned life insurance, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $16.6 million, or 46.2%, to $19.3 million at March 31, 2018 from $35.9 million at September 30, 2017. The decrease resulted from our using excess cash to purchase investment securities, bank owned life insurance and to fund continued loan growth, partially offset by cash provided from FHLB advances and increased deposits.

We had no loans held for sale at March 31, 2018 compared to $117,000 at September 30, 2017.

Loans held for investment increased $13.0 million, or 6.0%, to $230.7 million at March 31, 2018 from $217.7. million at September 30, 2017.  Commercial real estate loans increased $7.5 million, or 25.1% to $37.4 million at March 31, 2018 from $29.9 million at September 30, 2017.  In addition, commercial and industrial loans increased $5.7 million, or 27.0%, to $26.7 million at March 31, 2018 from September 30, 2017, and one-to-four family residential real estate loans increased $3.1 million, or 2.3%, to $142.0 million at March 31, 2018 from $138.9 million at September 30, 2017.  These increases were largely due to increases in commercial construction loans and Small Business Administration loans.

Securities available-for-sale increased $8.4 million, or 58.9%, to $22.8 million at March 31, 2018, from $14.3 million at September 30, 2017.  We purchased securities available-for-sale with a portion of the excess cash and cash equivalents we held during the six-month period.

Bank owned life insurance of $7.0 million was purchased during the six months ended March 31, 2018, and had a cash surrender value of $7.1 million at March 31, 2018.

Total deposits increased $7.3 million, or 3.8%, to $201.9 million at March 31, 2018 from $194.6 million at September 30, 2017.  The increase was caused by increases in passbook accounts, interest-bearing checking accounts and non-interest bearing checking accounts, which increased $2.2 million, or 9.6%, $3.7 million, or 9.6%, and $1.8 million, or 7.4%, respectively.  These increases were partially offset by modest decreases in market rate checking accounts and certificates of deposit.

We had $7.6 million of borrowings at March 31, 2018 and no outstanding borrowings at September 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Stockholders’ equity decreased $1.1 million, or 1.5%, to $75.6 million at March 31, 2018 from $76.8 million at September 30, 2017. We had a net loss of $628,000 for the six months ended March 31, 2018, due to a write down of our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017.   We also had $533,000, net of taxes, of unrecognized loss on securities available-for-sale as of March 31, 2018.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$218,765	$3,137	5.74%	$195,564	$2,948	6.03%
Securities	24,361	146	2.39%	10,059	42	1.70%
Interest-earning deposits	19,080	76	1.58%	26,799	61	0.92%
Federal Home Loan Bank of Atlanta stock	540	8	6.16%	205	3	4.92%
Total interest-earning assets	262,746	3,367	5.13%	232,627	3,054	5.25%
Non-interest-earning assets	23,814			16,407
Total assets	$286,560			$249,034

Interest-bearing liabilities:
Passbook savings accounts	$24,376	$2	0.04%	$23,029	$2	0.04%
Interest-bearing checking	41,188	59	0.58%	33,849	33	0.39%
Market rate checking accounts	23,036	16	0.27%	22,199	15	0.26%
Certificates of Deposits	84,528	239	1.13%	85,651	198	0.92%
Total interest-bearing deposits	173,128	316	0.73%	164,728	248	0.60%
Federal Home Loan Bank advances	7,570	37	1.95%	—	—	—
Total interest-bearing liabilities	180,698	353	0.78%	164,728	248	0.60%
Non-interest-bearing liabilities	30,154			38,370
Total liabilities	210,852			203,098
Total stockholders' equity	75,708			45,936
Total liabilities and stockholders' equity	$286,560			$249,034
Net interest income		$3,014			$2,806
Net interest rate spread (1)			4.35%			4.65%
Net interest-earning assets (2)	$82,048			$67,899
Net interest margin (3)			4.59%			4.82%
Average interest-earning assets to interest-bearing liabilities	145.41%			141.22%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$215,882	$6,243	5.78%	$192,595	$5,767	5.99%
Securities	22,950	267	2.32%	8,912	65	1.45%
Interest-earning deposits	23,492	173	1.47%	23,114	104	0.90%
Federal Home Loan Bank of Atlanta stock	481	12	5.13%	205	5	4.75%
Total interest-earning assets	262,805	6,695	5.09%	224,826	5,941	5.28%
Non-interest-earning assets	21,613			15,083
Total assets	$284,418			$239,909

Interest-bearing liabilities:
Passbook savings accounts	$23,845	$5	0.04%	$22,416	$4	0.04%
Interest-bearing checking	40,278	119	0.59%	32,381	62	0.38%
Market rate checking accounts	22,728	31	0.27%	22,396	30	0.26%
Certificates of Deposits	84,945	477	1.12%	85,059	393	0.92%
Total interest-bearing deposits	171,796	632	0.74%	162,252	489	0.60%
Federal Home Loan Bank advances	6,217	61	1.96%	—	—	—
Total interest-bearing liabilities	178,013	693	0.78%	162,252	489	0.60%
Non-interest-bearing liabilities	30,101			31,939
Total liabilities	208,114			194,191
Total stockholders' equity	76,304			45,718
Total liabilities and stockholders' equity	$284,418			$239,909
Net interest income		$6,002			$5,452
Net interest rate spread (1)			4.31%			4.68%
Net interest-earning assets (2)	$84,792			$62,574
Net interest margin (3)			4.57%			4.85%
Average interest-earning assets to interest-bearing liabilities	147.63%			138.57%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2018 vs. 2017			Six Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$942	$(753)	$189	$986	$(510)	$476
Securities	80	24	104	147	55	202
Interest-earning deposits and federal funds	(97)	112	15	2	67	69
Federal Home Loan Bank of Atlanta stock	4	1	5	7	—	7
Total interest-earning assets	929	(616)	313	1,142	(388)	754

Interest-bearing liabilities:
Passbook savings accounts	—	—	—	1	—	1
Interest-bearing checking	8	18	26	18	39	57
Market rate checking	-	1	1	-	1	1
Certificates of deposits	(17)	58	41	(2)	86	84
Total deposits	(9)	77	68	17	126	143
Federal Home Loan Bank advances	37	—	37	61	—	61
Total interest-bearing liabilities	28	77	105	78	126	204

Change in net interest income	$901	$(693)	$208	$1,064	$(514)	$550

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income decreased $81,000, or 19.6%, to $333,000 for the three months ended March 31, 2018, compared to $414,000 for the three months ended March 31, 2017.  The decrease was due to increases in non-interest expenses and interest expense, partially offset by increases in interest income and non-interest income, and a decrease in income tax expense.

Interest Income. Interest income increased $313,000, or 10.2%, to $3.4 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017.  The increase was due primarily to increases in interest income on loans and securities.  Interest income on loans, which is our primary source of interest income, increased $189,000, or 6.4%, to $3.1 million for the three months ended March 31, 2018 from $2.9 million for the three months ended March 31, 2017.  Our average balance of loans increased $23.2 million, or 11.9%, to $218.8 million for the three months ended March 31, 2018 from $195.6 million for the three months ended March 31, 2017.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Our average yield on loans decreased 29 basis points to 5.74% for the three months ended March 31, 2018 from 6.03% for the three months ended March 31, 2017, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment due to competition.

In addition to the increase in interest income on loans, interest income on securities increased $109,000 to $154,000 for the three months ended March 31, 2018 from $45,000 for the three months ended March 31, 2017.  Our average balance of securities increased $14.3 million, or 142.2%, to $24.4 million for the three months ended March 31, 2018 from $10.1 million for the three months ended March 31, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $105,000, or 42.3%, to $353,000 for the three months ended March 31, 2018 compared to $248,000 for the three months ended March 31, 2017, due to an increase in interest expense on deposits and new borrowings entered into during the quarter ended December 31, 2017.  Specifically, interest expense on certificates of deposit increased $41,000, or 20.7%, to $239,000 for the three months ended March 31, 2018 from $198,000 for the three months ended March 31, 2017.  This increase resulted primarily from an increase in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit increased 21 basis points to 1.13% for the three months ended March 31, 2018 from 0.92% for the three months ended March 31, 2017, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit remained relatively unchanged, at $84.5 million for the three months ended March 31, 2018 compared to $85.7 million for the three months ended March 31, 2017.  Interest expense on interest-bearing checking accounts increased $26,000 to $59,000 for the three months ended March 31, 2018 compared to $33,000 for the three months ended March 31, 2017.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate earned on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Interest expense on borrowings increased to $37,000 for the three months ended March 31, 2018 compared to no such expense for the three months ended March 31, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $208,000, or 7.4%, to $3.0 million for the three months ended March 31, 2018 from $2.8 million for the three months ended March 31, 2017, as a result of a higher balance of net interest-earning assets, which offset decreases in net interest rate spread and net interest margin. Our average net interest-earning assets increased by $14.1 million, or 20.8%, to $82.0 million for the three months ended March 31, 2018 from $67.9 million for the three months ended March 31, 2017.  Our net interest rate spread decreased by 30 basis points to 4.35% for the three months ended March 31, 2018 from 4.65% for the three months ended March 31, 2017, and our net interest margin decreased by 23 basis points to 4.59% for the three months ended March 31, 2018 from 4.82% for the three months ended March 31, 2017, reflecting primarily the decrease in our average yield on interest-earning assets along with an increase in our cost of funds.

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

After an evaluation of these factors, we did not record a provision for loan losses for the three months ended March 31, 2018 or 2017.  Our allowance for loan losses was $4.2 million at March 31, 2018 compared to $4.6 million at September 30, 2017 and $4.4 million at March 31, 2017.  The allowance for loan losses to total loans was 1.81% at March 31, 2018 compared to 2.09% at September 30, 2017 and 2.15% at March 31, 2017.  The allowance for loan losses to non-performing loans was 65.13% at March 31, 2018 compared to 94.95% at December 31, 2017 and 167.18% at March 31, 2017.  We were able to reduce the allowance between March 31, 2018 and September 30, 2017 despite experiencing loan growth and despite net charge-offs of $472,000 during the quarter as there were improvements in several qualitative risk factors.To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $131,000, or 40.3%, to $456,000 for the three months ended March 31, 2018 from $325,000 for the three months ended March 31, 2017.  The increase resulted primarily from an increase in other non-interest income of $139,000, or 92.7%, to $289,000 for the three months ended March 31, 2018 from $150,000 for the three months ended March 31, 2017, primarily as a result of increases in fees related to Small Business Administration loans.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,735	$1,266	$469	37.0%
Deferred compensation	52	55	(3)	(5.5)%
Occupancy	413	292	121	41.4%
Advertising	27	56	(29)	(51.8)%
Data processing	234	207	27	13.0%
Other real estate owned	8	19	(11)	(57.9)%
Net gain on sale of other real estate owned	(20)	(2)	(18)	(900.0)%
Legal and accounting	264	110	154	140.0%
Organizational dues and subscriptions	73	78	(5)	(6.4)%
Director compensation	55	47	8	17.0%
Federal deposit insurance premiums	16	17	(1)	(5.9)%
Other	225	322	(97)	(30.1)%
Total non-interest expenses	$3,082	$2,467	$615	24.9%

Salaries and employee benefits expense increased due to increased staff for growth and infrastructure.    Occupancy increased due to the completion of a new bank operations center.  Legal and accounting expense increased as a result of our being a public company.

Income Tax Expense. We incurred income tax expense of $55,000 and $250,000 for the three months ended March 31, 2018 and 2017, respectively.  Our income tax expense for the quarter ended March 31, 2018 benefitted from the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  Pretax income was lower than the previous year due to increased non-interest expense as noted above.

Comparison of Operating Results for the Six Months Ended March 31, 2018 and 2017

General. Net income decreased $1.4 million to a net loss of $628,000 for the six months ended March 31, 2018, compared to net income of $794,000 for the six months ended March 31, 2017.  The net loss was due to our write down of our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017 and an increase in non-interest expenses, partially offset by an increase in net interest income.

Interest Income. Interest income increased $754,000, or 12.7%, to $6.7 million for the six months ended March 31, 2018 from $5.9 million for the six months ended March 31, 2017.  The increase was due to increases in interest income on loans and securities.

Interest income on loans increased $476,000, or 8.3%, to $6.2 million for the six months ended March 31, 2018 from $5.8 million for the six months ended March 31, 2017.  Our average balance of loans increased $23.3 million, or 12.1%, to $215.9 million for the six months ended March 31, 2018 from $192.6 million for the six months ended March 31, 2017.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017.  Our average yield on loans decreased 21 basis points to 5.78% for the six months ended March 31, 2018 from 5.99% for the six months ended March 31, 2017, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans, reflecting the current interest rate environment due to competition.

In addition to the increase in interest income on loans, interest income on securities increased $209,000 to $279,000 for the six months ended March 31, 2018 from $70,000 for the six months ended March 31, 2017.  Our average balance of securities increased $14.0 million, or 157.5%, to $23.0 million for the six months ended March 31, 2018 from $8.9 million for the six months ended March 31, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $204,000, or 41.7%, to $693,000 for the six months ended March 31, 2018 compared to $489,000 for the six months ended March 31, 2017, due to an increase in interest expense on deposits and new borrowings entered into during the quarter ended December 31, 2017.  Specifically, interest expense on certificates of deposit increased $84,000, or 21.4%, to $477,000 for the six months ended March 31, 2018 from $393,000 for the six months ended March 31, 2017.  This increase resulted from an increase in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit increased 20 basis points to 1.12% for the six months ended March 31, 2018 from 0.92% for the six months ended March 31, 2017, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit remained relatively unchanged, at $84.9 million for the six months ended March 31, 2018 compared to $85.1 million for the six months ended March 31, 2017.  Interest expense on interest-bearing checking accounts increased $57,000 to $119,000 for the six months ended March 31, 2018 compared to $62,000 for the six months ended March 31, 2017.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate paid on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Interest expense on borrowings increased to $61,000 for the six months ended March 31, 2018 compared to no such expense for the six months ended March 31, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $550,000, or 10.1%, to $6.0 million for the six months ended March 31, 2018 from $5.5 million for the six months ended March 31, 2017, as a result of a higher balance of net interest-earning assets, which offset decreases in net interest rate spread and net interest margin. Our average net interest-earning assets increased by $22.2 million, or 35.5%, to $84.8 million for the six months ended March 31, 2018 from $62.6 million for the six months ended March 31, 2017.  Our net interest rate spread decreased by 37 basis points to 4.31% for the six months ended March 31, 2018 from 4.68% for the six months ended March 31, 2017, and our net interest margin decreased by 28 basis points to 4.57% for the six months ended March 31, 2018 from 4.85% for the six months ended March 31, 2017, reflecting primarily our average yield on our interest-earning assets decreasing along with an increase in our cost of funds.

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

After an evaluation of these factors, we did not record a provision for loan losses for the six months ended March 31, 2018 or 2017.  Our allowance for loan losses was $4.2 million at March 31, 2018 compared to $4.6 million at September 30, 2017 and $4.4 million at March 31, 2017.  The allowance for loan losses to total loans was 1.81% at March 31, 2018 compared to 2.09% at September 30, 2017 and 2.15% at March 31, 2017.  The allowance for loan losses to non-performing loans was 65.13% at March 31, 2018 compared to 124.04% at September 30, 2017 and 167.18% at March 31, 2017.  We were able to reduce the allowance between March 31, 2018 and September 30, 2017 despite experiencing loan growth and despite charge-offs of $472,000 during the period as there were improvements noted in several qualitative risk factors. To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $97,000, or 15.2%, to $734,000 for the six months ended March 31, 2018 from $637,000 for the six months ended March 31, 2017.  The increase resulted from an increase in other non-interest income of $113,000, or 40.9%, to $389,000 for the six months ended March 31, 2018 from $276,000 for the six months ended March 31, 2017, primarily as a result of increases in fees related to Small Business Administration loans.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,469	$2,431	$1,038	42.7%
Deferred compensation	105	108	(3)	(2.8)%
Occupancy	819	574	245	42.7%
Advertising	73	114	(41)	(36.0)%
Data processing	442	403	39	9.7%
Other real estate owned	10	23	(13)	(56.5)%
Net gain on sale of other real estate owned	(29)	(7)	(22)	(314.3)%
Legal and accounting	483	212	271	127.8%
Organizational dues and subscriptions	144	151	(7)	(4.6)%
Director compensation	111	111	—	—
Federal deposit insurance premiums	33	55	(22)	(40.0)%
Other	601	641	(40)	(6.2)%
Total non-interest expenses	$6,261	$4,816	$1,445	30.0%

Salaries and employee benefits expense increased due to increased staff for growth and infrastructure.  Occupancy increased due to the completion of a new bank operations center.  Legal and accounting expense increased as a result of our being a public company.

Income Tax Expense. We incurred income tax expense of $1.1 million and $479,000 for the six months ended March 31, 2018 and 2017, respectively.  During the quarter ended December 31, 2017, we wrote down our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down is subject to adjustment in future periods.

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

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, beginning in calendar year 2018, we intend to introduce adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates).

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

The table below sets forth, as of March 31, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,205	1.58%
+200	11,951	0.96%
Level	11,838	—
-200	10,889	(8.01)%
-400	10,071	(14.92)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.96% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience an 8.01% decrease in net interest income.  At March 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.18% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 13.81% decrease in net interest income.

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

The table below sets forth, as of March 31, 2018, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$52,075	$(15,169)	(22.56)%	20.31%	(301)
+200	58,771	(8,473)	(12.60)%	21.68%	(164)
—	67,244	—	—	23.32%	—
-200	69,375	2,131	3.17%	22.92%	(40)
-400	67,447	203	0.30%	22.13%	(120)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at March 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.60% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.17% increase in net economic value.  At March 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.43% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.73% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of March 31, 2018, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended March 31, 2018.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$14,321	14,321	14,321	14,321	14,321	$19,048
Investments	1,465	2,174	3,050	5,648	10,251	24,726
Net loans	33,494	49,789	68,161	98,185	168,105	230,768
Other assets	—	—	—	—	—	18,100
Total	$49,280	66,284	85,532	118,154	192,677	$292,642

Liabilities:
Non-maturity deposits	$50,052	54,149	62,343	78,731	108,968	$129,728
Certificates of deposit	7,648	13,394	24,034	37,068	67,933	85,164

Borrowings	—	—	—	2,440	7,570	10,390
Other liabilities	—	—	—	—	—	8,181
Equity capital	—	—	—	—	—	59,179
Total (1)	$57,700	67,543	86,377	118,239	184,471	$292,642

Asset/liability gap	$(8,420)	(1,259)	(845)	(85)	8,206
Gap/assets ratio (2)	(2.88)%	(0.43)%	(0.29)%	(0.03)%	2.80%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($292.6 million).

At March 31, 2018, our asset/liability gap from zero days to one year was $(845,000), resulting in a gap/assets ratio of negative 0.29%.  At March 31, 2017, our asset/liability gap from zero days to one year was $69.5 million, resulting in a gap/assets ratio of 22.20%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At March 31, 2018, we had a $71.8 million line of credit with the Federal Home Loan Bank of Atlanta, and had $7.6 million in borrowings outstanding.  In addition, at March 31, 2018, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at March 31, 2018.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $298,000 and $639,000 for the six months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, was $31.2 million and $16.1 million for the six months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from FHLB advances, was $14.9 million and $76.3 million for the six months ended March 31, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at March 31, 2018.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for March 31, 2018 and September 30, 2017 are presented in the table below (in thousands).

				For Capital		To Be Well Capitalized
				Adequacy		Under Prompt Corrective
	Actual			Purposes		Action Provisions
	Amount	Ratio		Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,384	29%		$9,060	4.50%	$13,087	6.50%
Total Capital
(to Risk Weighted Assets)	$61,921	31%		$16,107	8%	$20,134	10%
Tier I Capital
(to Risk Weighted Assets)	$59,384	29%		$12,080	6%	$16,107	8%
Tier I Capital
(to Average Assets)	$59,384	2	1%	$11,544	4%	$14,430	5%

As of September 30, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,919	33%		$8,069	4.50%	$11,655	6.50%
Total Capital
(to Risk Weighted Assets)	$62,189	35%		$14,344	8%	$17,930	10%
Tier I Capital
(to Risk Weighted Assets)	$59,919	33%		$10,758	6%	$14,344	8%
Tier I Capital
(to Average Assets)	$59,919	22%		$11,122	4%	$13,902	5%

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At March 31, 2018, we had outstanding commitments to originate loans of $28.0 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from March 31, 2018 totaled $24.0 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	May 9, 2018	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	May 9, 2018	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer