Form 10-Q
period 2018-06-30
Community First Bancshares, Inc.
filed 2018-08-09
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, 7,538,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2018 (unaudited)	September 30, 2017 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $1,808 and $1,483 at June 30, 2018 and September 30, 2017, respectively	$3,807	3,625
Interest-earning deposits in other depository institutions	22,516	32,318
Cash and cash equivalents	26,323	35,943
Investment securities held-to-maturity (estimated fair values of $990 and $1,001)	1,000	1,000
Investment securities available-for-sale	22,198	14,345
Federal Home Loan Bank stock	580	216
Loans held for sale	—	117
Loans, net	223,286	213,193
Other real estate owned	—	61
Premises and equipment, net	9,168	8,454
Bank owned life insurance	7,135	—
Accrued interest receivable and other assets	3,241	4,486
Total assets	$292,931	277,815

Liabilities and Stockholders' Equity

Liabilities:
Passbook accounts	$23,953	22,655
Interest-bearing checking	42,720	38,981
Market rate checking	23,646	22,556
Non-interest bearing checking	26,996	25,050
Certificate of deposits	86,131	85,371
Total deposits	203,446	194,613
Federal Home Loan Bank advances	7,570	—
Accrued interest payable and other liabilities	5,617	6,406
Total liabilities	216,633	201,019
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 outstanding at June 30, 2018 and September 30, 2017)	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding at June 30, 2018 or September 30, 2017)	—	—
Additional paid in capital	33,070	33,055
Unearned ESOP shares	(2,748)	(2,837)
Retained earnings	46,436	46,446
Accumulated other comprehensive (loss) income	(535)	57
Total stockholders' equity	76,298	76,796
Total liabilities and stockholders' equity	$292,931	277,815

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
		(In thousands)
Interest income:
Loans, including fees	$3,330	3,044	$9,573	8,811
Investment securities, including dividends	150	71	428	141
Interest-earning deposits	90	138	263	242
Total interest income	3,570	3,253	10,264	9,194
Interest expense:
Deposits	365	291	997	780
Borrowings	37	—	98	—
Total interest expense	402	291	1,095	780
Net interest income before provision for loan losses	3,168	2,962	9,169	8,414
Provision for loan losses	300	-	300	—
Net interest income after provision for loan losses	2,868	2,962	8,869	8,414
Non-interest income:
Service charges on deposit accounts	175	178	520	539
Small Business Administration (SBA) loan fees	485	-	655	-
Other	134	101	354	377
Total non-interest income	794	279	1,529	916
Non-interest expenses:
Salaries and employee benefits	1,647	1,539	5,116	3,969
Deferred compensation	51	55	156	164
Occupancy	428	327	1,248	901
Advertising	55	49	128	163
Data processing	216	169	658	572
Other real estate owned	53	14	63	37
Net gain on sale of other real estate owned	(4)	(17)	(33)	(24)
Legal and accounting	223	145	706	357
Organizational dues and subscriptions	82	74	226	226
Director compensation	53	71	164	181
Federal deposit insurance premiums	16	17	49	72
Other	256	315	857	956
Total non-interest expenses	3,076	2,758	9,338	7,574
Income before income taxes	586	483	1,060	1,756
Income tax expense (benefit)	(32)	129	1,070	609
Net (loss) income	$618	354	$(10)	1,147
Basic and diluted earnings (loss) per share	$0.08	$0.03	$(0.00)	$0.03

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
		(In thousands)
Net (loss) income	$618	$354	$(10)	$1,147

Other comprehensive (loss) income:

Net unrealized (loss) gain on available for sale securities, net of taxes of $(1), $30, $(218) and $34 for the three months and nine months ended June 30, 2018 and 2017	(2)	57	(592)	65

Total other comprehensive (loss) income	(2)	57	(592)	65

Total comprehensive (loss) income	$616	$411	$(602)	$1,212

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(10)	1,147
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	671	327
Provision for loan losses	300	—
ESOP expense	104	64
Deferred income tax	1,171	(152)
Net gain on sale of other real estate owned	(33)	(11)
Originations of loans held for sale	(843)	(1,487)
Increase in cash surrender value of life insurance	(135)	—
Proceeds from sales of loans held for sale	960	1,960
Change in:
Accrued interest receivable and other assets	293	228
Accrued interest payable and other liabilities	(784)	172
Net cash provided by operating activities	1,694	2,248
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(10,319)	(14,019)
Net change in loans	(10,445)	(19,785)
Purchases of premises and equipment	(1,233)	(3,798)
Proceeds from paydowns of investment securities available-for-sale	1,502	340
Proceeds from maturity of investment securities held-to-maturity	—	5,000
Purchases of other investments	(364)	(11)
Purchase of bank owned life insurance	(7,000)	—
Proceeds from sales of other real estate owned	142	381
Net cash used in investing activities	(27,717)	(31,892)
Cash flows from financing activities:
Net change in demand and savings deposits	8,833	13,294
Proceeds from stock offering	—	34,640
Funding of ESOP	—	(2,955)
Stock offering expenses	—	(1,485)
Proceeds from FHLB advances	7,570	—
Net cash provided by financing activities	16,403	43,494
Net change in cash and cash equivalents	(9,620)	13,850
Cash and cash equivalents at beginning of period	35,943	25,693
Cash and cash equivalents at end of period	26,323	39,543
Supplemental disclosures of cash flow information:
Cash paid for interest	1,071	780
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	1,143	817

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties. The main emphasis of the Bank is providing mortgage loans in its primary lending area.  It offers customary banking services such as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2018 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

The results of operations for the quarter and nine months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Net income per share is calculated for the period that the Company’s shares of common stock were outstanding, which includes the current quarter and a portion of the same quarter in the previous year.  The net income for the current period was $618,000 and the weighted average common shares outstanding were 7,538,250.  The net loss for the current year-to-date period was $10,000 and the weighted average common shares outstanding were 7,538,250.  The net income for the previous period that the Company’s shares of common stock were outstanding (April 27, 2017 through June 30, 2017) was $249,000 and the weighted average common shares outstanding were 7,538,250.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at June 30, 2018 and September 30, 2017 are as follows: (in thousands)

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(10)	990
September 30, 2017
U.S. Government sponsored enterprises	$1,000	1	—	1,001

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The U.S. government sponsored enterprise securities as of June 30, 2018 were comprised of one debt financing security issued by a government agency that matures within two years.

There were no sales of securities held-to-maturity during the three and nine months ended June 30, 2018 or 2017.

Securities with a carrying value of approximately $1,000,000 were pledged to secure public deposits at both June 30, 2018 and September 30, 2017.

Investment Securities Available-for-Sale

Investment securities available-for-sale at June 30, 2018 and September 30, 2017 were as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
June 30, 2018	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,704	5	(122)	5,587
Municipal securities - taxable	3,126	—	(138)	2,988
Government agency securities	502	—	(12)	490
Government agency mortgage-backed securities	13,589	—	(456)	13,133
Total	$22,921	5	(728)	22,198
September 30, 2017
Municipal securities - tax exempt	$5,756	119	(2)	5,873
Government agency securities	502	—	—	502
Government agency mortgage-backed securities	8,000	6	(36)	7,970
Total	$14,258	125	(38)	14,345

There were 34 and eight securities in an unrealized loss position less than 12 months as of June 30, 2018 and September 30, 2017, respectively.  There were six and no securities in an unrealized loss position greater than 12 months as of June 30, 2018 and September 30, 2017, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
1 to 5 years	491	491
5 to 10 years	5,213	5,096
Greater than 10 years	—	—
	5,704	5,587
Municipal securities - taxable
Within 1 year	—	—
1 to 5 years	—	—
5 to 10 years	1,127	1,094
Greater than 10 years	1,999	1,894
	3,126	2,988
Government agency securities
Within 1 year	—	—
1 to 5 years	502	490
5 to 10 years	—	—
Greater than 10 years	—	—
	502	490
Government agency mortgage-backed securities	13,589	13,133
Total	$22,921	22,198

There were no sales of securities available-for-sale during the three and nine months ended June 30, 2018 or 2017.

Securities with a carrying value of approximately $490,000 and $502,000 were pledged to secure public deposits at June 30, 2018 and September 30, 2017, respectively.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at June 30, 2018 and September 30, 2017 are summarized as follows: (in thousands)

	June 30, 2018	September 30, 2017
Commercial (secured by real estate)	$37,491	29,861
Commercial and industrial	27,613	21,060
Construction, land and acquisition & development	21,475	25,165
Residential mortgage 1-4 family	137,986	138,875
Consumer installment	2,730	2,783
Total	227,295	217,744
Less allowance for loan losses	(4,009)	(4,551)
Total loans, net	$223,286	213,193

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $123,949,000 and $137,462,000 were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at June 30, 2018 and September 30, 2017, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the nine months ended June 30, 2018 and 2017: (in thousands)

June 30, 2018	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,548	863	349	1,704	79	8	4,551
Provision	(412)	1,807	(134)	(970)	15	(6)	300
Charge-offs	—	(1,100)	—	(44)	(27)	—	(1,171)
Recoveries	102	22	—	205	—	—	329
Ending balance	$1,238	1,592	215	895	67	2	4,009
Ending allowance attributable to loans:					.
Individually evaluated for impairment	$3	—	—	8	—	—	11
Collectively evaluated for impairment	1,235	1,592	215	887	67	2	3,998
Total ending allowance	$1,238	1,592	215	895	67	2	4,009
Loans:
Individually evaluated for impairment	$1,994	277	—	5,835	2	—	8,108
Collectively evaluated for impairment	35,497	27,336	21,475	132,151	2,728	—	219,187
Total loans	$37,491	27,613	21,475	137,986	2,730	—	227,295

June 30, 2017
Allowance for loan losses:
Beginning balance	$1,595	643	143	1,882	36	10	4,309
Provision	(122)	202	196	(278)	9	(7)	—
Charge-offs	—	(15)	—	(41)	(14)	—	(70)
Recoveries	52	—	—	253	9	—	314
Ending balance	$1,525	830	339	1,816	40	3	4,553
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	—	—	3	—	—	5
Collectively evaluated for impairment	1,523	830	339	1,813	40	3	4,548
Total ending allowance	$1,525	830	339	1,816	40	3	4,553
Loans:
Individually evaluated for impairment	$1,922	37	—	5,698	4	—	7,661
Collectively evaluated for impairment	25,634	20,649	24,199	132,183	2,773	—	205,438
Total loans	$27,556	20,686	24,199	137,881	2,777	—	213,099

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at June 30, 2018 and September 30, 2017 were as follows: (in thousands)

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$211	1,194	—	231	7
Commercial and industrial	277	1,383	—	853	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	4,955	6,760	—	4,712	148
Consumer installment	2	2	—	3	—
	5,445	9,339	—	5,799	155
With an allowance recorded:
Commercial (secured by real estate)	1,783	1,783	3	1,802	60
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	880	921	8	853	32
Consumer installment	—	—	—	—	—
	2,663	2,704	11	2,655	92
Total impaired loans	$8,108	12,043	11	8,454	247

September 30, 2017
With no related allowance recorded:
Commercial (secured by real estate)	$83	$2,745	—	115	7
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,611	7,678	—	5,636	51
Consumer installment	3	3	—	4	—
	5,697	10,426	—	5,755	58
With an allowance recorded:
Commercial (secured by real estate)	1,810	1,810	10	1,834	28
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	685	685	4	696	10
Consumer installment	—	—	—	—	—
	2,495	2,495	14	2,530	38
Total impaired loans	$8,192	12,921	14	8,285	96

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2018 and September 30, 2017 by class of loans: (in thousands)

June 30, 2018	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	212	39	251	37,240	37,491	252
Commercial and industrial	434	26	298	758	26,855	27,613	324
Construction, land and acquisition & development	—	—	—	—	21,475	21,475	—
Residential mortgage	325	1,419	1,097	2,841	135,145	137,986	3,184
Consumer installment	33	2	25	60	2,670	2,730	25
Total	$792	1,659	1,459	3,910	223,385	227,295	3,785

September 30, 2017
Commercial (secured by real estate)	$—	—	45	45	29,816	29,861	129
Commercial and industrial	19	45	—	64	20,996	21,060	—
Construction, land and acquisition & development	—	—	—	—	25,165	25,165	—
Residential mortgage	173	3,236	1,559	4,968	133,907	138,875	3,540
Consumer installment	24	7	—	31	2,752	2,783	—
Total	$216	3,288	1,604	5,108	212,636	217,744	3,669

There were no loans past due over 90 days and still accruing interest as of June 30, 2018 and September 30, 2017.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that occurred during the nine months ended June 30, 2017.  There were none for the nine months ended June 30, 2018. (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
June 30, 2017	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$18	$18	1	76

The Bank has allocated an allowance for loan losses of approximately $9,000 and $12,000 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2018 and September 30, 2017, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2018 and September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows: (in thousands)

June 30, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$36,911	—	580	—	37,491
Commercial and industrial	27,289	—	324	—	27,613
Construction, land and acquisition & development	21,439	—	36	—	21,475
Residential mortgage	128,594	66	9,326	—	137,986
Consumer installment	2,687	—	43	—	2,730
Total	$216,920	66	10,309	—	227,295

September 30, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$29,416	—	445	—	29,861
Commercial and industrial	21,015	—	45	—	21,060
Construction, land and acquisition & development	25,165	—	—	—	25,165
Residential mortgage	132,725	224	5,926	—	138,875
Consumer installment	2,783	—	—	—	2,783
Total	$211,104	224	6,416	—	217,744

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $11,253,000 at June 30, 2018 and $10,151,000 at September 30, 2017.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $40,239,000 at June 30, 2018 and $36,885,000 at September 30, 2017.

(5)	Borrowings

The following Federal Home Loan Bank of Atlanta (“FHLB”) advances, which required monthly or quarterly interest payments, were outstanding at June 30, 2018:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$7,570,000

At September 30, 2017, the Company had no advances outstanding from the FHLB.

The FHLB advances were collateralized by certain loans which totaled approximately $123,949,000 at June 30, 2018, and by the Company’s investment in FHLB stock which totaled $580,400 at June 30, 2018.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(6)	Employee Stock Ownership Plan

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three and nine months ended June 30, 2018 was approximately $33,000 and $104,000, respectively. There was $64,000 ESOP expense for the three and nine months ended June 30, 2017.  The balance of the note payable of the ESOP was $2,820,473 at June 30, 2018. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of June 30, 2018, 11,820 shares have been released.

(7)	Stockholders’ Equity

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at June 30, 2018 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $22,198,000 and $14,345,000 at June 30, 2018 and September 30, 2017, respectively.  They are classified as Level 2.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2018 and September 30, 2017 (in thousands).

June 30, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	8,097	8,097
Total assets at fair value	$—	—	8,097	8,097

September 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	61	61
Impaired loans	—	—	8,178	8,178
Total assets at fair value	$—	—	8,239	8,239

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018		September 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,323	26,323	35,943	35,943
Investment securities
available-for-sale	$22,198	22,198	14,345	14,345
held-to-maturity	$1,000	990	1,000	1,001
FHLB Stock	$580	580	216	216
Loans held for sale	$—	—	117	117
Loans, net	$223,286	191,305	213,193	198,637
Cash surrender value of life insurance	$7,135	7,135	—	—
Financial liabilities:
Deposits	$203,446	203,075	194,613	194,300
FHLB advances	$7,570	7,703	—	—

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

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2018 and September 30, 2017 and for the three months and nine months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at June 30, 2018. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at June 30, 2018 and September 30, 2017

Total assets increased $15.1 million, or 5.4%, to $292.9 million at June 30, 2018 from $277.8 million at September 30, 2017.  The increase was due primarily to increases in loans and investment securities available-for-sale, as well as the purchase of bank owned life insurance.

Cash and cash equivalents decreased $9.6 million, or 26.8%, to $26.3 million at June 30, 2018 from $35.9 million at September 30, 2017. The decrease resulted from our using excess cash to purchase investment securities, bank owned life insurance and to fund continued loan growth, partially offset by cash provided from FHLB advances and increased deposits.

We had no loans held for sale at June 30, 2018 compared to $117,000 at September 30, 2017.

Loans held for investment increased $9.6 million, or 4.4%, to $227.3 million at June 30, 2018 from $217.7 million at September 30, 2017.  Commercial real estate loans increased $7.6 million, or 25.6%, to $37.5 million at June 30, 2018 from $29.9 million at September 30, 2017.  In addition, commercial and industrial loans increased $6.6 million, or 31.1%, to $27.6 million at June 30, 2018 from $21.1 million at September 30, 2017.  These increases were largely due to increases in commercial construction loans and Small Business Administration loans.

Securities available-for-sale increased $7.9 million, or 54.7%, to $22.2 million at June 30, 2018, from $14.3 million at September 30, 2017. We purchased securities available-for-sale with a portion of the excess cash and cash equivalents we held during the nine-month period ended June 30, 2018.

Bank owned life insurance of $7.0 million was purchased during the nine months ended June 30, 2018, and had a cash surrender value of $7.1 million at June 30, 2018.

Total deposits increased $8.8 million, or 4.5%, to $203.4 million at June 30, 2018 from $194.6 million at September 30, 2017.  The increase was caused by increases in all deposit categories.  The largest increase was in interest-bearing checking accounts, which increased $3.7 million, or 9.6%.

We had $7.6 million of borrowings at June 30, 2018 and no outstanding borrowings at September 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Stockholders’ equity decreased $498,000, or 0.6%, to $76.3 million at June 30, 2018 from $76.8 million at September 30, 2017. We had a net loss of $10,000 for the nine months ended June 30, 2018, mostly due to a write down of our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017.   We also had $535,000, net of taxes, of unrecognized loss on securities available-for-sale as of June 30, 2018 as compared to an unrecognized gain of $57,000 on securities available-for-sale as of September 30, 2017.

Average Balance Sheets

The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances.   The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.  Loan balances exclude loans held for sale.

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$224,948	$3,330	5.92%	$202,726	$3,044	6.01%
Securities	23,537	141	2.39%	14,054	69	1.95%
Interest-earning deposits	19,151	90	1.89%	53,363	138	1.03%
Federal Home Loan Bank of Atlanta stock	580	9	6.16%	216	2	4.49%
Total interest-earning assets	268,216	3,570	5.32%	270,359	3,253	4.81%
Non-interest-earning assets	23,777			15,957
Total assets	$291,993			$286,316

Interest-bearing liabilities:
Passbook savings accounts	$24,169	$5	0.08%	$22,830	$3	0.05%
Interest-bearing checking	42,812	67	0.62%	38,159	48	0.50%
Market rate checking accounts	23,034	33	0.56%	22,055	14	0.26%
Certificates of Deposit	85,798	260	1.22%	87,544	226	1.04%
Total interest-bearing deposits	175,813	365	0.83%	170,588	291	0.68%
Federal Home Loan Bank advances	7,570	37	1.97%	134	—	—
Total interest-bearing liabilities	183,383	402	0.88%	170,722	291	0.68%
Non-interest-bearing liabilities	32,567			48,187
Total liabilities	215,950			218,910
Total stockholders' equity	76,043			67,406
Total liabilities and stockholders' equity	$291,993			$286,316
Net interest income		$3,168			$2,963
Net interest rate spread (1)			4.44%			4.13%
Net interest-earning assets (2)	$84,833			$99,637
Net interest margin (3)			4.72%			4.38%
Average interest-earning assets to interest-bearing liabilities	146.26%			158.36%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$218,904	$9,573	5.83%	$195,972	$8,811	6.00%
Securities	23,145	407	2.34%	10,626	134	1.67%
Interest-earning deposits	22,045	263	1.59%	33,197	242	0.97%
Federal Home Loan Bank of Atlanta stock	514	21	5.52%	208	7	4.75%
Total interest-earning assets	264,608	10,264	5.17%	240,003	9,194	5.11%
Non-interest-earning assets	22,335			18,547
Total assets	$286,943			$258,550

Interest-bearing liabilities:
Passbook savings accounts	$23,953	$9	0.05%	$22,554	$7	0.04%
Interest-bearing checking	41,665	186	0.59%	34,307	110	0.43%
Market rate checking accounts	22,830	63	0.37%	22,283	43	0.26%
Certificates of Deposit	85,229	739	1.16%	85,887	620	0.96%
Total interest-bearing deposits	173,677	997	0.77%	165,031	780	0.63%
Federal Home Loan Bank advances	6,668	98	1.96%	45	—	—
Total interest-bearing liabilities	180,345	1,095	0.81%	165,076	780	0.63%
Non-interest-bearing liabilities	30,381			37,355
Total liabilities	210,726			202,431
Total stockholders' equity	76,217			56,119
Total liabilities and stockholders' equity	$286,943			$258,550
Net interest income		$9,169			$8,414
Net interest rate spread (1)			4.36%			4.48%
Net interest-earning assets (2)	$84,263			$74,927
Net interest margin (3)			4.62%			4.67%
Average interest-earning assets to interest-bearing liabilities	146.72%			145.39%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2018 vs. 2017			Nine Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$560	$(274)	$286	$1,139	$(377)	$762
Securities	54	18	72	203	70	273
Interest-earning deposits and federal funds	(419)	371	(48)	(134)	155	21
Federal Home Loan Bank of Atlanta stock	6	1	7	12	2	14
Total interest-earning assets	201	116	317	1,220	(150)	1,070

Interest-bearing liabilities:
Passbook savings accounts	—	2	2	—	2	2
Interest-bearing checking	6	13	19	27	49	76
Market rate checking	1	18	19	1	19	20
Certificates of deposits	(29)	63	34	(8)	127	119
Total deposits	(22)	96	74	20	197	217
Federal Home Loan Bank advances	33	4	37	97	1	98
Total interest-bearing liabilities	11	100	111	117	198	315

Change in net interest income	$190	$16	$206	$1,103	$(348)	$755

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income increased $264,000, or 74.6%, to $618,000 for the three months ended June 30, 2018, compared to $354,000 for the three months ended June 30, 2017.  The increase was due to increases in interest income, non-interest income, and an adjustment to our deferred tax asset, partially offset by increases in non-interest expense, the provision for loan losses and interest expense.

Interest Income. Interest income increased $317,000, or 9.7%, to $3.6 million for the three months ended June 30, 2018 from $3.3 million for the three months ended June 30, 2017.  The increase was due primarily to increases in interest income on loans and securities.  Interest income on loans, which is our primary source of interest income, increased $286,000, or 9.4%, to $3.3 million for the three months ended June 30, 2018 from $3.0 million for the three months ended June 30, 2017.  Our average balance of loans increased $22.2 million, or 11.0%, to $224.9 million for the three months ended June 30, 2018 from $202.7 million for the three months ended June 30, 2017.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016, our loan production office in Braselton, Georgia in May 2017 and from continued growth of Small Business Administration loans.  Our average yield on loans decreased nine basis points to 5.92% for the three months ended June 30, 2018 from 6.01% for the three months ended June 30, 2017.

In addition to the increase in interest income on loans, interest income on securities increased $79,000 to $150,000 for the three months ended June 30, 2018 from $71,000 for the three months ended June 30, 2017.  Our average balance of securities increased $9.5 million, or 67.5%, to $23.5 million for the three months ended June 30, 2018 from $14.1 million for the three months ended June 30, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest income on interest-earning deposits decreased $48,000, or 34.8%, to $90,000 for the three months ended June 30, 2018 from $138,000 for the three months ended June 30, 2017.  Our average balance of interest-earning deposits decreased $34.2 million, or 64.1%, to $19.2 million for the three months ended June 30, 2018 from $53.4 million for the three months ended June 30, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $111,000, or 38.1%, to $402,000 for the three months ended June 30, 2018 compared to $291,000 for the three months ended June 30, 2017, due to an increase in interest expense on deposits and new borrowings entered into during the quarter ended December 31, 2017.  We experienced an increase in interest expense for all deposit categories.  Specifically, interest expense on certificates of deposit increased $34,000, or 15.0%, to $260,000 for the three months ended June 30, 2018 from $226,000 for the three months ended June 30, 2017.  This increase resulted from an increase in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit increased 18 basis points to 1.22% for the three months ended June 30, 2018 from 1.04% for the three months ended June 30, 2017, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit decreased to $85.8 million for the three months ended June 30, 2018 compared to $87.5 million for the three months ended June 30, 2017.  Interest expense on interest-bearing checking accounts increased $19,000 to $67,000 for the three months ended June 30, 2018 compared to $48,000 for the three months ended June 30, 2017.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate earned on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Interest expense on borrowings increased to $37,000 for the three months ended June 30, 2018 compared to no such expense for the three months ended June 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $206,000, or 6.9%, to $3.2 million for the three months ended June 30, 2018 from $3.0 million for the three months ended June 30, 2017, as a result of increases in net interest rate spread and net interest margin, which offset a decrease in net interest-earning assets. Our net interest rate spread increased by 31 basis points to 4.44% for the three months ended June 30, 2018 from 4.13% for the three months ended June 30, 2017, and our net interest margin increased by 34 basis points to 4.72% for the three months ended June 30, 2018 from 4.38% for the three months ended June 30, 2017, as we have been able to increase our yields on interest-earning assets faster than the rates we have paid on interest-bearing liabilities.  Our average net interest-earning assets decreased by $14.8 million, or 14.9%, to $84.8 million for the three months ended June 30, 2018 from $99.6 million for the three months ended June 30, 2017 due to increased deposits and borrowings while average earning assets were down slightly as the previous period included excess funds from over subscription of the capital offering before the excess was returned.

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

After an evaluation of these factors, we recorded a provision for loan losses of $300,000 for the three months ended June 30, 2018 and did not record a provision for loan losses for the three months ended June 30, 2017.  Our allowance for loan losses was $4.0 million at June 30, 2018 compared to $4.6 million at September 30, 2017 and $4.6 million at June 30, 2017.  The allowance for loan losses to total loans was 1.76% at June 30, 2018 compared to 1.81% at March 31, 2018 and 2.14% at June 30, 2017.  The allowance for loan losses to non-performing loans was 105.92% at June 30, 2018 compared to 65.13% at March 31, 2018 and 129.35% at June 30, 2017.  We had a charge-off of $700,000 during the three months ended June 30, 2018 as a result of one commercial loan relationship that resulted from overstated billings that were used as collateral to secure the loan.  Additionally we had recoveries of $242,000 during the three months ended June 30, 2018.  To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $515,000 to $794,000 for the three months ended June 30, 2018 from $279,000 for the three months ended June 30, 2017.  The increase resulted primarily from an increase in Small Business Administration and United States Department of Agriculture loan fees and sale premium income of $485,000 for the three months ended June 30, 2018 compared to no such income for the three months ended June 30, 2017.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,647	$1,539	$108	7.0%
Deferred compensation	51	55	(4)	(7.8)%
Occupancy	428	327	101	30.9%
Advertising	55	49	6	12.2%
Data processing	216	169	47	27.8%
Other real estate owned	53	14	39	278.6%
Net gain on sale of other real estate owned	(4)	(17)	13	76.5%
Legal and accounting	223	145	78	53.8%
Organizational dues and subscriptions	82	74	8	10.9%
Director compensation	53	71	(18)	(25.4)%
Federal deposit insurance premiums	16	17	(1)	(5.9)%
Other	256	315	(59)	(18.8)%
Total non-interest expenses	$3,076	$2,758	$318	11.5%

Salaries and employee benefits expense increased due to increased staff for growth and infrastructure.    Occupancy increased due to the completion of a new bank operations center.  Data processing expense increased due to new account growth.  Legal and accounting expense increased as a result of our being a public company.

Income Tax Expense. Income tax expense for the three months ended June 30, 2018 reflected our recording of a one-time benefit of $162,000 that resulted in income tax benefit of $32,000.  Income tax expense for the three months ended June 30, 2017 was $129,000.  Income tax expense for the quarter ended June 30, 2018 was reduced due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The one-time benefit of $162,000 resulted from the completion of a cost segregation study on a building placed in service during 2017.  The study enabled the reallocation of real property to personal property under the applicable provisions of the Internal Revenue Code, which resulted in substantially shorter depreciable tax lives and accelerated depreciation methods.  Our deferred tax asset remains subject to adjustment in future periods.

Comparison of Operating Results for the Nine Months Ended June 30, 2018 and 2017

General. Net income decreased $1.2 million to a net loss of $10,000 for the nine months ended June 30, 2018, compared to net income of $1.1 million for the nine months ended June 30, 2017.  The net loss was due to our write down of our deferred tax assets by approximately $1 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017 and an increase in non-interest expenses and provision for loan losses, partially offset by an increase in net interest income.

Interest Income. Interest income increased $1.1 million, or 11.6%, to $10.3 million for the nine months ended June 30, 2018 from $9.2 million for the nine months ended June 30, 2017.  The increase was primarily due to increases in interest income on loans and securities.

Interest income on loans increased $762,000, or 8.6%, to $9.6 million for the nine months ended June 30, 2018 from $8.8 million for the nine months ended June 30, 2017.  Our average balance of loans increased $22.9 million, or 11.7%, to $218.9 million for the nine months ended June 30, 2018 from $196.0 million for the nine months ended June 30, 2017.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016, our loan production office in Braselton, Georgia in May 2017 and from continued growth of Small Business Administration loans.  Our average yield on loans decreased 17 basis points to 5.83% for the nine months ended June 30, 2018 from 6.00% for the nine months ended June 30, 2017,

In addition to the increase in interest income on loans, interest income on securities increased $287,000 to $428,000 for the nine months ended June 30, 2018 from $141,000 for the nine months ended June 30, 2017.  Our average balance of securities increased $12.5 million, or 117.8%, to $23.1 million for the nine months ended June 30, 2018 from $10.6 million for the nine months ended June 30, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest income on interest-earning deposits increased $21,000, or 8.7%, to $263,000 for the nine months ended June 30, 2018 from $242,000 for the nine months ended June 30, 2017.  The increase was due to a 62 basis point increase in yield, as our average balance of interest-earning deposits decreased $11.2 million, or 33.6%, to $22.0 million for the nine months ended June 30, 2018 from $33.2 million for the nine months ended June 30, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $315,000, or 40.4%, to $1.1 million for the nine months ended June 30, 2018 compared to $780,000 for the nine months ended June 30, 2017, due to an increase in interest expense on deposits and new borrowings entered into during the quarter ended December 31, 2017.  We experienced an increase in interest expense for all deposit categories.  Specifically, interest expense on certificates of deposit increased $119,000, or 19.2%, to $739,000 for the nine months ended June 30, 2018 from $620,000 for the nine months ended June 30, 2017.  This increase resulted from an increase in the average rate we paid on certificates of deposit.  The average rate we paid on certificates of deposit increased 20 basis points to 1.16% for the nine months ended June 30, 2018 from 0.96% for the nine months ended June 30, 2017, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit remained relatively unchanged, at $85.2 million for the nine months ended June 30, 2018 compared to $85.9 million for the nine months ended June 30, 2017.  Interest expense on interest-bearing checking accounts increased $76,000 to $186,000 for the nine months ended June 30, 2018 compared to $110,000 for the nine months ended June 30, 2017.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate paid on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Interest expense on borrowings increased to $98,000 for the nine months ended June 30, 2018 compared to no such expense for the nine months ended June 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $755,000, or 9.0%, to $9.2 million for the nine months ended June 30, 2018 from $8.4 million for the nine months ended June 30, 2017, as a result of a higher balance of net interest-earning assets, which offset decreases in net interest rate spread and net interest margin. Our average net interest-earning assets increased by $9.3 million, or 12.5%, to $84.3 million for the nine months ended June 30, 2018 from $74.9 million for the nine months ended June 30, 2017.  Our net interest rate spread decreased by 12 basis points to 4.36% for the nine months ended June 30, 2018 from 4.48% for the nine months ended June 30, 2017, and our net interest margin decreased by five basis points to 4.62% for the nine months ended June 30, 2018 from 4.67% for the nine months ended June 30, 2017, reflecting primarily our cost of funds increasing faster than our average yield on our interest-earning assets.

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

After an evaluation of these factors, we recorded a provision for loan losses of $300,000 for the nine months ended June 30, 2018 and did not record a provision for loan losses for the nine months ended June 30, 2017.  Our allowance for loan losses was $4.0 million at June 30, 2018 compared to $4.6 million at September 30, 2017 and $4.6 million at June 30, 2017.  The allowance for loan losses to total loans was 1.76% at June 30, 2018 compared to 2.09% at September 30, 2017 and 2.14% at June 30, 2017.  The allowance for loan losses to non-performing loans was 105.92% at June 30, 2018 compared to 124.04% at September 30, 2017 and 129.35% at June 30, 2017.  Of the $1.2 million charge off during the nine months ended June 30, 2018, $1.1 million was from one commercial loan relationship as a result of overstated billings that were used as collateral to secure the loan.  Additionally we had recoveries of $329,000 during the nine months ended June 30, 2018.  To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $613,000 to $1.5 million for the nine months ended June 30, 2018 from $916,000 for the nine months ended June 30, 2017.  The increase resulted primarily from an increase in Small Business

Administration and United States Department of Agriculture loan fees and sale premium income of $655,000 for the nine months ended June 30, 2018, compared to no such income for the nine months ended June 30, 2017.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,116	$3,969	$1,147	28.9%
Deferred compensation	156	164	(8)	(4.9)%
Occupancy	1,248	901	347	38.5%
Advertising	128	163	(35)	(21.5)%
Data processing	658	572	86	15.0%
Other real estate owned	63	37	26	70.3%
Net gain on sale of other real estate owned	(33)	(24)	(9)	37.5%
Legal and accounting	706	357	349	97.8%
Organizational dues and subscriptions	226	226	—	—
Director compensation	164	181	(17)	(9.4)%
Federal deposit insurance premiums	49	72	(23)	(31.9)%
Other	857	956	(99)	(10.4)%
Total non-interest expenses	$9,338	$7,574	$1,764	23.3%

Salaries and employee benefits expense increased due to increased staff for growth and infrastructure.  Occupancy increased due to the completion of a new bank operations center.  Data processing expense increased due to new account growth.  Legal and accounting expense increased as a result of our being a public company.

Income Tax Expense. Income tax expense for the nine months ended June 30, 2018 reflected our recording of a one-time deferred tax adjustment of $1.0 million and a one-time benefit of $162,000 that resulted in income tax expense of $1.1 million.  Income tax expense for the nine months ended June 30, 2017 was $609,000.  Income tax expense for the nine months ended June 30, 2018 was reduced due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The one-time deferred tax adjustment was due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The one-time benefit of $162,000 resulted from the completion of a cost segregation study on a building placed in service during 2017.  The study enabled the reallocation of real property to personal property under the applicable provisions of the Internal Revenue Code, which resulted in substantially shorter depreciable tax lives and accelerated depreciation methods.  Our deferred tax asset remains subject to adjustment in future periods.

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

The table below sets forth, as of June 30, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,645	5.16%
+200	12,341	2.63%
Level	12,025	—
-200	11,037	(8.21)%
-400	10,276	(14.55)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.63% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience an 8.21% decrease in net interest income.  At June 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.65% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.34% decrease in net interest income.

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

The table below sets forth, as of June 30, 2018, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$53,897	$(13,228)	(19.71)%	20.75%	(239)
+200	59,822	(7,303)	(10.88)%	21.85%	(129)
—	67,125	—	—	23.14%	—
-200	70,408	3,283	4.89%	23.03%	(11)
-400	68,610	1,485	2.21%	22.24%	(90)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 10.88% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.89% increase in net economic value.  At June 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 9.66% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.52% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of June 30, 2018, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended June 30, 2018.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$21,914	21,914	21,914	21,914	21,914	$26,085
Investments	1,467	1,965	2,972	5,939	11,021	24,137
Net loans	35,899	50,218	65,844	92,412	158,623	227,361
Other assets	—	—	—	—	—	17,962
Total	$59,280	74,097	90,730	120,265	191,558	$295,545

Liabilities:
Non-maturity deposits	$50,027	53,888	61,612	77,058	108,716	$130,269
Certificates of deposit	6,236	10,459	22,529	36,115	68,539	86,131

Borrowings	—	—	—	2,440	7,570	10,390
Other liabilities	—	—	—	—	—	9,066
Equity capital	—	—	—	—	—	59,689
Total (1)	$56,263	64,347	84,141	115,613	184,825	$295,545

Asset/liability gap	$3,017	9,750	6,589	4,652	6,733
Gap/assets ratio (2)	1.02%	3.30%	2.23%	1.57%	2.28%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($292.6 million).

At June 30, 2018, our asset/liability gap from zero days to one year was $6.6 million, resulting in a gap/assets ratio of 2.23%.  At June 30, 2017, our asset/liability gap from zero days to one year was $1.5 million, resulting in a gap/assets ratio of 0.55%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At June 30, 2018, we had a $71.8 million line of credit with the Federal Home Loan Bank of Atlanta, and had $7.6 million in borrowings outstanding.  In addition, at June 30, 2018, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at June 30, 2018.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.7 million and $2.2 million for the nine months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, was $27.7 million and $31.9 million for the nine months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from FHLB advances, was $16.4 million and $43.5 million for the nine months ended June 30, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at June 30, 2018.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for June 30, 2018 and September 30, 2017 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,126	30%	$8,970	4.50%	$12,957	6.50%
Total Capital
(to Risk Weighted Assets)	$62,636	31%	$15,947	8%	$19,934	10%
Tier I Capital
(to Risk Weighted Assets)	$60,126	30%	$11,960	6%	$15,947	8%
Tier I Capital
(to Average Assets)	$60,126	20%	$11,736	4%	$14,670	5%

As of September 30, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,919	33%	$8,069	4.50%	$11,655	6.50%
Total Capital
(to Risk Weighted Assets)	$62,189	35%	$14,344	8%	$17,930	10%
Tier I Capital
(to Risk Weighted Assets)	$59,919	33%	$10,758	6%	$14,344	8%
Tier I Capital
(to Average Assets)	$59,919	22%	$11,122	4%	$13,902	5%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2018, we had outstanding commitments to originate loans of $28.0 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from June 30, 2018 totaled $24.0 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	August 9, 2018	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	August 9, 2018	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer