Form 10-K
period 2018-09-30
Community First Bancshares, Inc.
filed 2018-12-21
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $11.36 as of March 31, 2018, was $37.6 million.

As of December 20, 2018 there were 7,486,216 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

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

Community First Bancshares, Inc.

Community First Bancshares, Inc., a federal corporation that was organized in 2017, is a savings and loan holding company headquartered in Covington, Georgia. Community First Bancshares, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “CFBI.”  Community First Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Newton Federal Bank, a federally chartered savings bank. Community First Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At September 30, 2018, Community First Bancshares, Inc. had total assets of $306.0 million, loans of $222.5 million, deposits of $216.4 million, and stockholders’ equity of $76.4 million.

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

Our business consists primarily of taking deposits from the general public and, historically, investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate loans, commercial and industrial loans, construction and land loans and consumer loans.  Subject to market conditions, we expect to increase our focus on originating commercial real estate loans, commercial and industrial loans, construction loans, and indirect automobile loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.  We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises and Federal Home Loan Bank stock.  We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts.  We have also used Federal Home Loan Bank borrowings to fund our operations.

Newton Federal Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency.  Newton Federal Bank is a member of the Federal Home Loan Bank system.  Our website address is www.newtonfederal.com.   Information on our website is not considered a part of this report.

Market Area

We conduct our operations from our main office and branch office in Covington, Georgia, which are located in Newton County, Georgia, as well as our loan production offices located in (i) Watkinsville, Georgia, which is in Oconee County (in the Athens, Georgia market area) and (ii) Braselton, Georgia, which is in Jackson County.  Newton County, Georgia represents our primary geographic market area for deposits, while we make loans in Newton County and the contiguous counties.  In March 2018 we closed our Southside branch office in Covington at 10131 Carlin Avenue.  Although it no longer operates as a branch, we opened our indirect automobile lending division, Community First Auto, in this location on October 1, 2018.

Covington, Georgia is located 35 miles east of Atlanta, Georgia and 47 miles south of Athens, Georgia. In Newton County, the manufacturing sector represents 24% of the non-farm, non-government labor force. This is more than double the state of Georgia. Other significant employer industries in the county include retail trades, health care and social assistance and food services and accommodations. There are approximately 1,390 businesses operating in Newton County.   Newton County’s total population is estimated at 110,196, which grew 10.2% from 2010.  The state of Georgia grew 9.4% during that period. Newton County is projected to grow 6.0% between 2019 and 2024, compared to 5.2% for Georgia.  The median household income in Newton County was approximately $51,082, which is higher than the Georgia state median of $59,397 and lower than the national median household income of $63,174.

Oconee County’s total population is estimated at 39,456, grew 20% since 2010, and is estimated to grow over 8% by 2024. It has approximately 1,118 businesses, with the largest employers in the construction, health care and social assistance, and professional, scientific, and technical services.

Clarke County has a total population of 129,527, grew 11.0% since 2010, and is projected to grow another 6.0% by 2024. It is the home to the University of Georgia. It is also home to 3,015 businesses, with the most significant employee representation in accommodation and food services, health care and social services, and retail trade.

Jackson County has a total population of 69,961, grew 15.7% since 2010, and is projected to grow another 8.2% by 2024. It has approximately 1,256 businesses, with the most significant employee representation in retail trade, construction, and other services (except public administration).

The unemployment rates in October 2018 for Newton, Oconee, Clarke, and Jackson Counties were 3.9%, 2.8%, 3.6% and 2.8%, respectively, compared to 3.6% for the State of Georgia and 3.5% for the United States.

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

Competition

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2018 (the most recent date for which data is available), our market share of deposits represented 21.89% of Federal Deposit Insurance Corporation-insured deposits in Newton County, ranking us third in market share of deposits out of seven institutions operating in the county.

Lending Activities

General.  Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, construction and land loans and consumer loans. To a much lesser extent, we also originate multi-family residential real estate loans and home equity loans and lines of credit.  We initiated indirect automobile lending in October 2018.  Subject to market conditions, we expect to increase our focus on originating commercial real estate loans, commercial and industrial loans, and construction loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.  Historically, we have not originated significant amounts of loans for sale, but we originated, processed and sold several Small Business Administration (SBA) loans during 2018, and we intend to continue that activity in 2019.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.  In addition to the loans included in the table below, at September 30, 2018, we had no loans held for sale, $5.7 million of loans in process and $554,000 of deferred loan fees.

	At September 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$135,508	59.85%	$138,875	63.78%	$132,899	68.54%	$132,480	75.42%	$139,977	77.84%
Commercial (2)	39,768	17.57%	29,861	13.71	29,162	15.04	24,581	13.99	25,860	14.38
Construction and land	20,188	8.92%	25,165	11.56	13,343	6.88	2,261	1.28	817	0.45
Commercial and industrial loans	28,375	12.53%	21,060	9.67	16,221	8.37	14,333	8.16	11,639	6.47
Consumer loans	2,555	1.13%	2,783	1.28	2,262	1.17	2,017	1.15	1,547	0.86
	226,394	100.00%	217,744	100.00%	193,887	100.00%	175,672	100.00%	179,840	100.00%
Less:
Allowance for losses	3,909		4,551		4,309		5,874		5,708
Total loans	$222,485		$213,193		$189,578		$169,798		$174,132

(1)	Includes home equity loans and lines of credit, which totaled $2.5 million at September 30, 2018.
(2)	Includes multi-family residential real estate loans, which totaled $948,000 at September 30, 2018.

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2018.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments.  Actual maturities may differ.

September 30, 2018	One- to Four-Family Residential Real Estate	Commercial Real Estate	Construction and Land
	(In thousands)
Amounts due in:
One year or less	$4,716	$2,303	$9,132
More than one to five years	24,638	18,274	2,570
More than five years	106,154	19,191	8,486
Total	$135,508	$39,768	$20,188

September 30, 2018	Commercial and Industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$6,165	$225	$22,541
More than one to five years	14,562	1,740	61,784
More than five years	7,648	590	142,069
Total	$28,375	$2,555	$226,394

The following table sets forth our fixed and adjustable-rate loans at September 30, 2018 that are contractually due after September 30, 2019.

	Due After September 30, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$127,798	$2,244	$130,042
Commercial	32,830	4,832	37,662
Construction and land	9,164	1,892	11,056
Commercial and industrial loans	15,119	7,091	22,210
Consumer loans	2,084	246	2,330
Total loans	$186,995	$16,305	$203,300

(1)	Consists of home equity loans and lines of credit.

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program has historically been the origination of one- to four-family residential real estate loans.  At September 30, 2018, we had $135.5 million of loans secured by one- to four-family real estate, representing 59.85% of our total loan portfolio.  We currently originate fixed-rate residential mortgage loans, including loans with balloon terms.  At September 30, 2018, $37.3 million, or 27.51%, of our one- to four-family residential real estate loans were balloon loans.  We have recently introduced adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates).

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

Historically, our one- to four-family residential real estate loans typically have terms of up to 30 years.  We now offer adjustable rate mortgages with a five or seven year initial fixed rate.  Our balloon loans generally have terms of five or seven years, but with amortization terms of 30 years.  We will originate balloon loans with initial terms of ten years.

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

Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans.  Our commercial real estate loans are secured primarily by one- to four-family non-owner occupied investment properties and houses of worship and, to a lesser extent, office buildings, industrial facilities, hotels, convenience stores and retail facilities, substantially all of which are located in our primary market area.  At September 30, 2018, we had $39.8 million in commercial real estate loans, representing 17.57% of our total loan portfolio.  This amount included $948,000 of multi-family residential real estate loans.  At September 30, 2018, our commercial real estate loans had an average balance of $404,000.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period.  The maximum loan-to-value ratio of our commercial real estate loans is generally 75%.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines.  At September 30, 2018, our largest commercial real estate loan totaled $3 million and is a convenience store secured by 1.115 acres and an 8,282 square foot building.  At September 30, 2018, this loan was performing in accordance with its terms.

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

Commercial and Industrial Loans.  We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses.  These loans are generally secured by business assets, and we may support this collateral with junior liens on real property.  At September 30, 2018, commercial and industrial loans were $28.4 million, or 12.53% of our gross loans.  As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.

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

Our largest commercial and industrial loan at September 30, 2018 totaled $1.1 million, was originated in 2013 to a trucking company and is secured by accounts receivable.  At September 30, 2018, this loan was performing in accordance with its terms.

Construction and Land Loans.  We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.  Land loans also include loans secured by land purchased for investment purposes. At September 30, 2018, our construction loans totaled $20.2 million, representing 8.92% of our total loan portfolio, and included $200,000 of land loans.  At that date, we also had $5.6 million of construction loans in process.  At September 30, 2018, $5.4 million of our single-family construction loans were to individuals and $4.7 were to contractors and builders.

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

We also originate construction loans for commercial development projects, including retail buildings, houses of worship, small industrial, hotels and office buildings.  Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 75% of the estimated appraised market value upon completion of the project.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At September 30, 2018, our largest construction and land loan was for $2.8 million, of which $725,000 was outstanding. This loan was originated in 2018 and is secured by a convenience store with inline retail.  This loan was performing according to its terms at September 30, 2018.

Consumer Loans.  We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings.  Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans.  At September 30, 2018, consumer and other loans were $2.5 million, or 1.13% of gross loans.

In October 2018, our indirect automobile lending division, Community First Auto, opened an office in Covington, Georgia at a former branch location.  The bank has brought in an experienced manager and sales team to operate this line of business.  At September 30, 2018, we had no indirect automobile loans.  We intend to increase this type of lending.

Community First Auto (CFA) will purchase retail installment sales contracts from dealerships in the states of Georgia, Tennessee, North Carolina and South Carolina.  Each dealership will submit credit applications to CFA for consideration.  CFA will fully underwrite each loan for credit worthiness, vehicle valuation, debt ratios and the consumer’s stability.  CFA will underwrite each loan carefully to ensure all credit policy guidelines are followed.  Applications that are approved and counter-offered will be submitted to CFA for verification and funding.

All dealerships that submit retail installment contracts to CFA will sign a separate retail dealer agreement that will make representations and warranties to CFA with respect to our security interest and the accuracy and validity of all information provided during the credit application and contract process.  Borrowers will be responsible for carrying full coverage insurance during the life of the loan, but CFA will have a blanket VSI policy in place to cover all loans in case of lapse of coverage, skip or confiscation.

Loan Underwriting Risks

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans.  The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors to provide semi annual, quarterly or annual financial statements, depending on the size of the loan, on commercial real estate loans.  In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.20x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Consumer Loans.  Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Indirect automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly.  In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower.  Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.  Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

We sometimes purchase whole loans from third parties to supplement our loan production.  These loans generally consist of loans to health care professionals and loans secured by manufactured housing.  At September 30, 2018, we had $5.2 million of whole loans that we purchased.  The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition, from time to time, we may purchase or sell participation interests in loans.  We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.  At September 30, 2018, we had $2.7 million of committed funds for loan participation interests that we purchased, and at that date, we had $9.3 million of loans for which we had sold participation interests.

Historically, we have not originated significant amounts of loans for sale, but we intend to increase this activity in the future in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income.  We currently sell loans through the LenderSelect Mortgage Group and a new partnership with Quicken Loans has been added.  At September 30, 2018, we had no loans for sale, and we sold $1.3 million of loans during the year ended September 30, 2018, all on a servicing-released basis, generating $45,000 in fee income.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Newton Federal Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Newton Federal Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At September 30, 2018, based on the 15% limitation, Newton Federal Bank’s loans-to-one-borrower limit was approximately $9.3 million.  On the same date, Newton Federal Bank had no borrowers with outstanding balances in excess of this amount.  At September 30, 2018, our largest loan relationship with one borrower was for $3.8 million, which was secured a home, towing and wrecker equipment and pawn shop, and the underlying loans were performing in accordance with their terms on that date.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2018			2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
		(In thousands)
Real estate loans:
One- to four-family residential	$167	$980	$1,115	$173	$3,236	$1,559	$32	$3,382	$1,955
Commercial	283	3	—	—	0	45	—	66	44
Construction and land	—	257	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	19	45	—	194	—	0
Consumer loans	—	30	7	24	7	—	20	0	0
Total	$450	$1,270	$1,122	$216	$3,288	$1,604	$246	$3,448	$1,999

	At September 30,
	2015			2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$—	$2,909	$1,598	$—	$3,244	$1,583
Commercial	—	408	50	0	564	509
Construction and land	—	0	—	0	11	—
Commercial and industrial loans	—	0	33	—	243	0
Consumer loans	—	15	20	—	18	—
Total	$—	$3,332	$1,701	$—	$4,080	$2,092

Non-Performing Assets.  The following table sets forth information regarding our non-performing assets.  Non-accrual loans include non-accruing troubled debt restructurings of $279,000, $620,000, $810,000, $1.3 million, and $1.4 million as of September 30, 2018, 2017, 2016, 2015, and 2014, respectively.

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,089	$3,540	$3,013	$2,056	$2,269
Commercial	70	129	230	448	777
Construction and land	—	—	—	—	—
Commercial and industrial loans	29	—	0	33	0
Consumer loans	7	—	0	26	—
Total non-accrual loans	$2,195	3,669	3,243	2,563	3,046
Accruing loans past due 90 days or more	—	—	—	—	—
Real estate owned:
One- to four-family residential	67	61	—	0	822
Commercial	—	—	0	470	0
Construction and land	—	—	0	62	307
Commercial and industrial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total real estate owned	67	61	0	532	1,129
Total non-performing assets	$2,262	$3,730	$3,243	$3,095	$4,175
Total accruing troubled debt restructured loans	$4,136	$4,956	$5,815	$4,358	$4,845
Total non-performing loans to total loans	0.97%	1.69%	1.71%	1.51%	1.75%
Total non-performing assets to total assets	0.74%	1.34%	1.39%	1.37%	1.84%

Interest income that would have been recorded for the year ended September 30, 2018 had non-accruing loans been current according to their original terms amounted to $843,000.  We recognized $62,000 of interest income for these loans for the year ended September 30, 2018.  In addition, interest income that would have been recorded for the year ended September 30, 2018 had troubled debt restructurings been current according to their original terms amounted to $284,000.  We recognized $278,000 of interest income for these loans for the year ended September 30, 2018.

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At September 30,
	2018	2017
	(In thousands)
Substandard assets	$6,651	$6,416
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$6,651	$6,416
Special mention assets	$66	$224

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	4,551	$4,309	$5,874	$5,708	$5,947
Provision for loan losses	500	—	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	(1,425)	(41)	(337)	(438)	(1,214)
Commercial	(6)	—	(1,796)	(20)	(132)
Construction and land	—	—	—	—	(125)
Commercial and industrial loans	(1,275)	(66)	—	0	(48)
Consumer loans	(33)	(60)	(12)	(18)	(1)
Total charge-offs	(2,739)	(167)	(2,145)	(476)	(1,520)
Recoveries:
Real estate loans:
One- to four-family residential	1,287	333	341	356	970
Commercial	172	52	233	130	281
Construction and land	17	—	—	0	23
Commercial and industrial loans	121	15	—	154	7
Consumer loans	—	9	6	2	—
Total recoveries	1,597	409	580	642	1,281
Net (charge-offs) recoveries	(1,142)	242	(1,565)	166	(239)
Allowance at end of year	$3,909	$4,551	$4,309	$5,874	$5,708
Allowance to non-performing loans	178.10%	124.04%	132.87%	229.18%	187.39%
Allowance to total loans outstanding at the end of the year	1.73%	2.10%	2.22%	3.34%	3.17%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.52)%	0.12%	(0.86)%	0.09%	(0.13)%

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

	At September 30,
	2018			2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$687	17.58%	59.85%	$1,704	37.49%	63.78%	$1,882	43.78%	68.54%
Commercial	1,312	33.57%	17.57%	1,548	34.07%	13.71%	1,595	37.10	15.04
Construction and land	178	4.55%	8.92%	349	7.68%	11.56%	143	3.32	6.88
Commercial and industrial loans	1,670	42.73%	12.53%	863	19.00%	9.67%	643	14.96	8.37
Consumer loans	61	1.57%	1.13%	79	1.75%	1.28%	36	0.84	1.17
Total allocated allowance	3,908	100.00%	100.00%	4,543	100.00%	100.00%	4,299	100.00%	100.00%
Unallocated	1			8			10
Total	$3,909			$4,551			$4,309

	At September 30,
	2015			2014
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$3,486	62.47%	75.42%	$3,424	67.83%	77.84%
Commercial	1,238	22.19	13.99	1,034	20.48	14.38
Construction and land	67	1.20	1.28	55	1.09	0.45
Commercial and industrial loans	739	13.24	8.16	495	9.81	6.47
Consumer loans	50	0.90	1.15	40	0.79	0.86
Total allocated allowance	5,580	100.00%	100.00%	5,048	100.00%	100.00%
Unallocated	294			660
Total	$5,874			$5,708

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

At September 30, 2018, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises, the Federal Home Loan Bank of Atlanta and municipal governments.  At September 30, 2018, we owned $580,400 of Federal Home Loan Bank of Atlanta stock.  As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities.

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.

	At September 30,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
U.S. Government sponsored enterprises	$1,000	$990	$1,000	$1,001	$7,499	$7,517
Total	$1,000	$990	$1,000	$1,001	$7,499	$7,517

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At September 30,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
Municipal securities – tax exempt	$5,687	$5,521	$5,756	$5,874	$—	$—
Municipal securities – taxable	3,122	2,925	—	—	—	—
U.S. Government sponsored enterprises	502	488	502	502
Government agency mortgage-backed securities	12,988	12,426	8,000	7,969	—	—
Total	$22,299	$21,360	$14,258	$14,345	$—	$—

As of September 30, 2018, there were no securities with an amortized cost or estimated fair value that exceeded 10% of our total equity.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at September 30, 2018, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  Following is a maturity schedule at September 30, 2018 for held-to-maturity securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
U.S. Government sponsored enterprises	$1,000	1.60%	$—	—%	$—		$—	—%	$1,000	$990	1.60%
Total	$1,000	1.60%	$—	—%	$—%		$—	—%	$1,000	$990	1.60%

Following is a maturity schedule at September 30, 2018 for available-for-sale securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
Municipal securities – tax exempt	$—	—%	$490	2.30%	$5,197	2.10%	$—	—%	$5,687	$5,521	2.12%
Municipal securities – taxable	—	—	—	—	1,124	2.90	1,998	3.13	3,122	2,925	3.05
U.S. Government sponsored enterprises	—	—	502	1.46	—	—	—	—	502	488	1.46
Government agency mortgage-backed	—	—	7,760	2.21	5,228	2.68	—		12,988	12,426	2.40
Total	$—	—%	$8,752	2.17%	$11,549	2.44%	$1,998	3.13%	$22,299	$22,360	2.40%

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At September 30,
	2018			2017			2016
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking accounts	$29,797	13.77%	—	$25,050	12.87%	—%	$21,727	11.96%	—%
Passbook savings accounts	24,508	11.33%	0.06%	22,655	11.64	0.04%	21,180	11.65	0.04%
Interest-bearing checking accounts	53,244	24.61%	0.63%	38,981	20.03	0.46%	30,662	16.88	0.31%
Money market checking accounts	23,140	10.69%	0.47%	22,556	11.59	0.26%	22,607	12.44	0.26%
Certificates of deposit	85,698	39.60%	1.20%	85,371	43.87	0.99%	85,523	47.07	1.39%
Total	$216,387	100.00%	0.81%	$194,613	100.00%	0.56%	$181,699	100.00%	0.87%

As of September 30, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $40.6 million.  The following table sets forth the maturity of these certificates as of September 30, 2018.

At September 30, 2018
(In thousands)
Maturity Period:
Three months or less	$974
Over three through six months	3,562
Over six through twelve months	4,424
Over twelve months	31,642
Total	$40,602

Borrowings.  As of September 30, 2018, we had a $89.0 million line of credit with the Federal Home Loan Bank of Atlanta.  Other than annual testing of the line of credit where we borrow $5.0 million for one day, we did not have any outstanding borrowings during the years ended September 30, 2018, 2017 or 2016.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have two unsecured federal funds lines of credit, in the amounts of $5.0 million and $7.5 million.  No amount was outstanding on these lines of credit at September 30, 2018 or during the 2018 fiscal year, except for amounts required for annual testing.

Subsidiary Activities

Community First Bancshares, Inc. has no subsidiaries other than Newton Federal Bank.

Personnel

As of September 30, 2018, we had 83 full-time employees and no part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

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

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Tax Cuts and Jobs Act has repealed the Alternative Minimum Tax for income generated after January 1, 2018. At September 30, 2018, the Company had no minimum tax credit carryovers.

Net Operating Loss Carryovers.  As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely.  At September 30, 2018, Community First Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers.  A corporation cannot recognize capital losses in excess of capital gains generated.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At September 30, 2018, Community First Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers.  Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At September 30, 2018, Newton Federal Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depositary institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. At September 30, 2018, Newton Federal Bank had $412,500 of bank tax credits available for future use.

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

As a savings and loan holding company, Community First Bancshares, Inc. is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  Community First Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

At September 30, 2018, Newton Federal Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate).  As of September 30, 2018, Newton Federal Bank was in compliance with the loans-to-one borrower limitations.

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

At September 30, 2018, Newton Federal Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

Qualified Thrift Lender Test.  As a federal savings association, Newton Federal Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Newton Federal Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period.  “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, Newton Federal Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At September 30, 2018, Newton Federal Bank satisfied the QTL test.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. All bonds issued by the FICO are due to mature by the end of the third quarter of 2019.  For the quarter ended September 30, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Newton Federal Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Atlanta, Newton Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of September 30, 2018, Newton Federal Bank was in compliance with this requirement.  While Newton Federal Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, Newton Federal Bank has historically not used Federal Home Loan Bank advances to fund its operations.

Proposed Federal Regulation

On September 10, 2018, the Office of the Comptroller of the Currency issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter.  An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action.  The proposed rule is subject to change, and the Office of the Comptroller of the Currency will issue a final rule after reviewing all comments on the proposal.

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

Capital.  Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries.  However, the Federal Reserve Board has extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of recent legislation, increased the threshold for the exception from $1.0 billion in assets to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

Emerging Growth Company Status

Community First Bancshares, Inc. is an emerging growth company under the JOBS Act.  We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.  We expect to lose our status as an emerging growth company in April 2022, five years after the completion of our stock offering.  An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Community First Bancshares, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $250 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement.  Community First Bancshares, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.	Risk Factors

Not applicable, as Community First Bancshares, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of September 30, 2018, the net book value of our office properties was $7.5 million, and the net book value of our furniture, fixtures and equipment was $1.5 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
3175 Highway 278	Owned	1974	$2,144
Covington, Georgia 30014

Other Properties:
Eastside Branch	Owned	2000	704
8278 Highway 278
Covington, Georgia 30014

Community First Auto	Building	2006	1,016
Bypass Road & Highway 36	Owned/Land
10131 Carlin Avenue	Leased
Covington, Georgia 30014

Operations Center	Owned	2017	3,184
8460 Dr. M. L. King, Jr. Avenue
Covington, Georgia 30014

Loan Production Office	Leased	2016	N/A
Building 1600 Unit A&C Resource Valley Park	Land for Expansion	2018	481
1551 Jennings Mill Road
Watkinsville, Georgia 30677

Loan Production Office	Leased	2017	N/A
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

Our common stock is traded on the Nasdaq Capital Market under the symbol “CFBI.” As of December 20, 2018, we had 277 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,486,216 shares of common stock outstanding. The following table sets forth market price information for our common stock beginning with the completion of our stock offering.  We did not declare a dividend for any of the periods listed.

	Price Per Share
2018	High	Low
Quarter ended September 30, 2018	$11.88	$11.15
Quarter ended June 30, 2018	$11.56	$10.53
Quarter ended March 31, 2018	$12.51	$10.95
Quarter ended December 31, 2017	$13.48	$11.60

	Price Per Share
	High	Low
2017
Quarter ended September 30, 2017	$11.88	$11.15
Quarter ended June 30, 2017	$11.56	$10.57

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

There were no sales of unregistered securities during the quarter ended September 30, 2018.

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1, 2018 through July 31, 2018	0	$0	0	376,912
August 1, 2018 through August 31, 2018	2,535	11.62	2,535	374,377
September 1, 2018 through September 30, 2018	21,778	$11.68	21,778	352,599
	24,313	$11.67	24,313	352,599

(1)       The Board of Directors approved a stock repurchase program on April 30, 2018, which authorized the repurchase of up to 376,912 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 24,313 as of September 30, 2018. There is no expiration date for the stock repurchase plan.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Community First Bancshares, Inc. and Newton Federal Bank.  The financial condition data at September 30, 2018 and 2017, and the operating data for the years ended September 30, 2018 and 2017 were derived from the audited consolidated financial statements of Community First Bancshares, Inc. included elsewhere in this annual report.  The information at and for the years ended September 30, 2016, 2015 and 2014 was derived in part from audited financial statements that are not included in this annual report.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$305,984	$277,815	$232,832	$226,337	$227,089
Cash and cash equivalents	40,796	35,943	25,693	38,494	34,140
Securities held to maturity	1,000	1,000	7,499	7,492	6,986
Securities available for sale	21,360	14,345	—	—	—
Federal Home Loan Bank stock, at cost	580	216	205	202	198
Loans receivable, net	222,485	213,310	190,050	169,798	174,132
Other real estate owned	67	61	—	532	1,129
Premises and equipment, net	9,040	8,454	4,556	4,261	4,338
Deposits	216,387	194,613	181,699	176,687	179,264
Borrowings	7,570	—	—	—	—
Stockholders' equity	76,383	76,796	45,081	43,924	42,311

	For the Years Ended September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest income	$14,292	$12,421	$11,248	$11,045	$11,571
Interest expense	1,556	1,083	1,415	1,813	2,156
Net interest income	12,736	11,338	9,833	9,232	9,415
Provision for loan losses	500	—	—	—	—
Net interest income after provision for loan losses	12,236	11,338	9,833	9,232	9,415
Non-interest income	1,908	1,258	1,185	882	871
Non-interest expenses	12,490	10,525	9,164	7,621	6,969
Income (loss) before income tax (expense) benefit	1,654	2,071	1,854	2,493	3,317
Income tax (expense) benefit	(1,205)	(706)	(697)	(879)	4,935
Net income (loss)	$449	$1,365	$1,157	$1,614	$8,252
Earnings per share (basic and diluted)	$0.06	$0.08	N/A	N/A	N/A

	At or For the Years Ended September 30,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	0.15%	0.52%	0.51%	0.72%	3.71%
Return on average equity	0.59%	2.32%	2.60%	3.83%	23.39%
Interest rate spread (1)	4.49%	4.42%	4.15%	4.04%	4.04%
Net interest margin (2)	4.76%	4.63%	4.39%	4.32%	4.32%
Non-interest expense to average assets	4.31%	4.04%	4.00%	3.41%	3.14%
Efficiency ratio (3)	85.29%	83.56%	83.17%	75.35%	67.75%
Average interest-earning assets to average interest-bearing liabilities	146.37%	147.37%	138.46%	133.81%	129.08%
Capital Ratios:
Average equity to average assets	26.32%	22.62%	19.41%	18.86%	15.87%
Total capital to risk weighted assets	31.07%	34.68%	32.13%	36.67%	33.95%
Tier 1 capital to risk weighted assets	29.82%	33.42%	30.86%	35.38%	32.66%
Common equity tier 1 capital to risk weighted assets	29.82%	33.42%	30.86%	35.38%	N/A
Tier 1 capital to average assets	20.11%	21.55%	19.32%	19.37%	17.25%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.73%	2.10%	2.22%	3.34%	3.17%
Allowance for loan losses as a percentage of non-performing loans	178.10%	124.04%	132.87%	229.18%	187.39%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.52)%	0.12%	(0.86)%	0.09%	(0.13)%
Non-performing loans as a percentage of total loans	0.97%	1.69%	1.67%	1.46%	1.69%
Non-performing loans as a percentage of total assets	0.72%	1.32%	1.39%	1.13%	1.34%
Total non-performing assets as a percentage of total assets	0.74%	1.34%	1.39%	1.37%	1.84%
Other:
Number of offices	2	3	3	3	3
Number of full-time employees	83	81	65	63	59
Number of part-time employees	0	2	2	1	1

(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Total assets increased $28.2 million, or 10.1%, to $306.0 million at September 30, 2018 from $277.8 million at September 30, 2017.  The increase was due to increases in loans, investment securities available-for-sale, bank owned life insurance and cash and cash equivalents.  Loans increased $9.3 million, or 4.4%, to $222.5 million at September 30, 2018 from $213.2 million at September 30, 2017.  Securities available-for-sale increased to $21.4 million at September 30, 2018, from $14.3 million at September 30, 2017.  Bank owned life insurance increased to $7.2 million at September 30, 2018, from $0 at September 30, 2017, and cash and cash equivalents increased to $40.8 million at September 30, 2018, from $35.9 million at September 30, 2017.

Net income decreased $916,000, or 67.1%, to $449,000 for the year ended September 30, 2018, compared to $1.4 million for the year ended September 30, 2017.  The decrease was due primarily to increases in non-interest expenses, the provision for loan losses and income tax expense, partially offset by increases in net interest income and non-interest income.  Non-interest expenses increased $2.0 million, or 18.7%, to $12.5 million for the year ended September 30, 2018, from $10.5 million for the year ended September 30, 2017, primarily as a result of increases in salaries and employee benefits, occupancy expense and legal and accounting expenses.  The provision for loan losses increased to $500,000 for the year ended September 30, 2018 from $0 for the year ended September 30, 2017.  Income tax expense increased as we wrote down our deferred tax asset by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act, which was partially offset by three quarters worth of lower tax rates and a cost segregation study completed on the operations center.  Net interest income before provision for loan losses increased $1.4 million, or 12.3%, to $12.7 million for the year ended September 30, 2018 from $11.3 million for the year ended September 30, 2017, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Non-interest income increased $650,000, or 51.7%, to $1.9 million for the year ended September 30, 2018 from $1.3 million for the year ended September 30, 2017, primarily as a result of an increase in Small Business Administration loan fees.

An increase in interest rates will present us with a challenge in managing our interest rate risk.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase.  Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations.  As described in “—Management of Market Risk,” our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates.  To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by adding more commercial-related loans.  See “—Management of Market Risk.”

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

The allocation methodology applied by Newton Federal Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses is appropriate at September 30, 2018. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Newton Federal Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at September 30, 2018 and September 30, 2017

Total assets increased $28.2 million, or 10.1%, to $306.0 million at September 30, 2018 from $277.8 million at September 30, 2017.  The increase was due to increases in loans, investment securities available-for-sale, bank owned life insurance and cash and cash equivalents.

Cash and cash equivalents increased $4.9 million, or 13.5%, to $40.8 million at September 30, 2018 from $35.9 million at September 30, 2017. The increase resulted primarily from an increase in cash from deposits exceeding our funding needs.

We had no loans held for sale at September 30, 2018 compared to $117,000 at September 30, 2017.

Loans increased $9.3 million, or 4.4%, to $222.5 million at September 30, 2018 from $213.2 million at September 30, 2017.  Commercial real estate loans increased $9.9 million, or 33.2%, to $39.8 million at September 30, 2018 from $29.9 million at September 30, 2017.  In addition, commercial and industrial loans increased $7.3 million, or 34.7%, to $28.4 million at September 30, 2018 from $21.1 million at September 30, 2017.  These increases were largely due to increases in commercial construction loans and Small Business Administration loans.

We owned securities held-to-maturity of $1.0 million at both September 30, 2018 and September 30, 2017.  Securities available-for-sale increased to $21.4 million at September 30, 2018, from $14.3 million at September 30, 2017 as we have deployed excess cash and cash equivalents into higher yielding investments.

Bank owned life insurance increased to $7.2 million at September 30, 2018, from $0 at September 30, 2017 based on purchases during the year.

Total deposits increased $21.8 million, or 11.2%, to $216.4 million at September 30, 2018 from $194.6 million at September 30, 2017.  The increase was caused primarily by increases in interest-bearing checking accounts, which increased $14.3 million, or 36.6%, to $53.2 million at September 30, 2018, and in non-interest-bearing checking accounts, which increased $4.7 million, or 19.0%, to $29.8 million at September 30, 2018 from $25.1 million at September 30, 2017.

We had borrowings of $7.6 million, consisting entirely of Federal Home Loan Bank advances, at September 30, 2018, compared to no borrowings at September 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Stockholders’ equity decreased $413,000 or 0.5%, to $76.4 million at September 30, 2018 from $76.8 million at September 30, 2017. The decrease was due primarily to unrecognized losses on securities available-for-sale of $695,000 for the year ended September 30, 2018, compared to unrecognized gains on securities available-for-sale of $57,000 for the year ended September 30, 2017.

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

	For the Years Ended September 30,
	2018			2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
		(Dollars in thousands)
Interest-earning assets:
Loans	$219,272	$13,301	6.07%	$199,690	$11,852	5.94%	$182,181	$10,937	6.00%
Securities	22,998	542	2.35%	12,043	210	1.74%	7,496	82	1.09%
Interest-earning deposits	24,811	418	1.69%	32,820	348	1.06%	34,070	219	0.64%
Federal Home Loan Bank of Atlanta stock	531	31	5.84%	210	11	5.24%	204	10	4.90%
Total interest-earning assets	267,612	14,292	5.34%	244,763	12,421	5.07%	223,951	11,248	5.02%
Non-interest-earning assets	22,256			15,752			4,980
Total assets	$289,868			$260,515			$228,931

Interest-bearing liabilities:
Passbook savings accounts	$23,987	15	0.06%	$22,505	9	0.04%	$20,766	8	0.04%
Interest-bearing checking accounts	43,660	274	0.63%	35,349	164	0.46%	27,162	83	0.31%
Money market checking accounts	22,907	107	0.47%	22,294	58	0.26%	22,919	59	0.26%
Certificates of deposit	85,360	1,024	1.20%	85,910	852	0.99%	90,902	1,265	1.39%
Total interest-bearing deposits	175,914	1,420	0.81%	166,058	1,083	0.65%	161,749	1,415	0.87%
Federal Home Loan Bank advances	6,921	136	1.97%	34	—	—	—	0	—
Total interest-bearing liabilities	182,835	1,556	0.85%	166,092	1,083	0.65%	161,749	1,415	0.87%
Non-interest-bearing liabilities	30,733			35,498			22,736
Total liabilities	213,568			201,590			184,485
Total stockholders' equity	$76,300			$58,925			44,446
Total liabilities and retained earnings	$289,868			$260,515			$228,931
Net interest income		$12,736			$11,338			$9,833
Net interest rate spread (1)			4.49%			4.42%			4.15%
Net interest-earning assets (2)	$84,777			$78,671			$62,202
Net interest margin (3)			4.76%			4.63%			4.39%
Average interest-earning assets to interest- bearing liabilities	146.37%			147.37%			138.46%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended September 30, 2018 vs. 2017			Year Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,185	$264	$1,449	$1,021	$(106)	$915
Securities	238	94	332	68	60	128
Interest-earning deposits and federal funds	(22)	92	70	(8)	136	129
Federal Home Loan Bank of Atlanta stock	18	2	20	—	1	1
Total interest-earning assets	1,419	452	1,871	1,082	91	1,173

Interest-bearing liabilities:
Passbook savings accounts	1	5	6	1	—	1
Interest-bearing checking accounts	42	68	110	30	51	81
Money market checking accounts	2	47	49	(1)	0	(1)
Certificates of deposit	(5)	177	172	(66)	(347)	(413)
Total deposits	40	297	337	(36)	(296)	(331)
Federal Home Loan Bank advances	68	68	136	—	—	—
Total interest-bearing liabilities	108	365	473	(36)	(296)	(331)

Change in net interest income	$1,311	$87	$1,398	$1,118	$387	$1,505

Comparison of Operating Results for the Years Ended September 30, 2018 and 2017

General. Net income decreased $916,000, or 67.1%, to $449,000 for the year ended September 30, 2018, compared to $1.4 million for the year ended September 30, 2017.  The decrease was due primarily to an increase in non-interest expenses and provision for loan losses, partially offset by increases in net interest income and non-interest income, as described in more detail below.

Interest Income. Interest income increased $1.9 million, or 15.1%, to $14.3 million for the year ended September 30, 2018 from $12.4 million for the year ended September 30, 2017.  The increase was due primarily to a $1.4 million, or 12.2%, increase in interest income on loans, which represents a significant majority of our interest income.  Our average balance of loans increased $19.6 million, or 9.8%, to $219.3 million for the year ended September 30, 2018 from $199.7 million for the year ended September 30, 2017.  The increase in the average balance of loans resulted from our continued increased focus on commercial lending, including construction lending, and our construction lending has benefitted from the opening of our loan production office in Bogart, Georgia in January 2016 and our loan production office in Braselton, Georgia in May 2017 and from continued growth of Small Business Administration loans.  Our average yield on loans increased 13 basis points to 6.07% for the year ended September 30, 2018 from 5.94% for the year ended September 30, 2017, as we have benefited from increases in interest rates.

In addition to the increase in interest income on loans, interest income on securities increased $352,000 to $573,000 for the year ended September 30, 2018 from $221,000 for the year ended September 30, 2017.  Our average balance of securities increased $11.0 million, or 91.0%, to $23.0 million for the year ended September 30, 2018 from $12.0 million for the year ended September 30, 2017, and the average rate earned on securities increased 61 basis, as we have deployed excess cash and cash equivalents into higher yielding investments and benefitted from increases in interest rates.

Interest income on interest-earning deposits increased $70,000, or 20.1%, to $418,000 for the year ended September 30, 2018 from $348,000 for the year ended September 30, 2017.  The increase in interest income on interest-earning deposits was due to a 63 basis point increase in yield, reflecting increases in interest rates, as our average balance of interest-earning deposits decreased $8.0 million, or 24.4%, to $24.8 million for the year ended September 30, 2018 from $32.8 million for the year ended September 30, 2017, as we have deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $473,000, or 43.7%, to $1.6 million for the year ended September 30, 2018 compared to $1.1 million for the year ended September 30, 2017, due primarily to an increase of $337,000 in interest expense on deposits, as well as an increase of $136,000 in interest expense on borrowings.  Specifically, interest expense on certificates of deposit increased $172,000, or 20.2%, to $1.0 million for the year ended September 30, 2018 from $852,000 for the year ended September 30, 2017.  The increase in expense on certificates of deposit was a result of a 21 basis point increase in the average rate we paid on certificates of deposit, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposits decreased to $85.4 million for the year ended September 30, 2018 from $85.9 million for the year ended September 30, 2017.  Interest expense on interest-bearing checking accounts increased $110,000, or 67.1%, to $274,000 for the year ended September 30, 2018 from $164,000 for the year ended September 30, 2017.  Both the average balance and average rate we paid on interest-bearing checking accounts increased, as we have increased the rate paid on our Kasasa reward based checking accounts and continue to see an increase in the number of Kasasa accounts opened.

Interest expense on borrowings increased to $136,000 for the year ended September 30, 2018 compared to no such expense for the year ended September 30, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $1.4 million, or 12.3%, to $12.7 million for the year ended September 30, 2018 from $11.3 million for the year ended September 30, 2017, as a result of a higher balance of net interest-earning assets combined with a higher net interest rate spread and net interest margin.  Our average net interest-earning assets increased by $6.1 million, or 7.8%, to $84.8 million for the year ended September 30, 2018 from $78.7 million for the year ended September 30, 2017, due primarily to our loan growth, described above.  Our net interest rate spread increased by seven basis points to 4.49% for the year ended September 30, 2018 from 4.42% for the year ended September 30, 2017, and our net interest margin increased by 13 basis points to 4.76% for the year ended September 30, 2018 from 4.63% for the year ended September 30, 2017, reflecting an increase in our average yield on interest-earning assets, which exceeded the increase in the average rate we paid on interest-bearing liabilities.

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

After an evaluation of these factors, we recorded a provision for loan losses of $500,000 for the year ended September 30, 2018, compared to no provision for the year ended September 30, 2017.  Our allowance for loan losses was $3.9 million at September 30, 2018 compared to $4.6 million at September 30, 2017.  The allowance for loan losses to total loans was 1.73% at September 30, 2018 compared to 2.10% at September 30, 2017, while allowance for loan losses to non-performing loans was 178.10% at September 30, 2018 compared to 124.04% at September 30, 2017.  We had charge-offs of $2.7 million and recoveries of $1.6 million during the year ended September 30, 2018.  To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $650,000, or 51.7%, to $1.9 million for the year ended September 30, 2018 from $1.3 million for the year ended September 30, 2017.  The increase resulted primarily from an increase in Small Business Administration and United States Department of Agriculture loan fees and sale premium income of $586,000 for the year ended September 30, 2018, compared to no such income for the year ended September 30, 2017.

Non-interest Expenses. Non-interest expenses information is as follows.

	Year Ended September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$$6,585	$5,516	$1,069	19.4%
Deferred compensation	212	217	(5)	(2.3)
Occupancy	1,706	1,296	410	31.6
Advertising	177	218	(41)	(18.7)
Data processing	891	775	116	15.0
Other real estate owned	91	14	77	550.0
Net (gain) loss on sale of other real estate owned	(11)	32	(43)	(134.4)
Legal and accounting	1,091	553	538	97.3
Organizational dues and subscriptions	307	294	13	4.5
Director compensation	227	229	(2)	(1.1)
Federal deposit insurance premiums	65	90	(25)	(27.4)
Other	1,149	1,291	(142)	(11.0)
Total non-interest expenses	$$12,490	$10,525	$1,965	18.7%

Salaries and employee benefits expense increased due to increased staff for growth and infrastructure. Occupancy expense increased due to the completion of a new bank operations center. Data processing expense increased due to new account growth.   Legal and accounting expense increased as a result of our being a public company.  Other real estate owned expenses increased due to customer bankruptcy related expenses.

Income Tax Expense. We incurred income tax expense of $1.2 million and $706,000 for the years ended September 30, 2018 and 2017, respectively, resulting in effective rates of 72.9% and 34.1%, respectively.  During the quarter ended December 31, 2017, we wrote down our deferred tax assets by approximately $844,000 as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down is subject to adjustment in future periods.  During the quarter ended June 30, 2018, we recorded a one-time benefit of $162,000, resulting from our completion of a cost segregation study on a building placed in service during 2017.  The study enabled the reallocation of real property to personal property under the applicable provisions of the Internal Revenue Code, which resulted in substantially shorter depreciable tax lives and accelerated depreciation methods.

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

The table below sets forth, as of September 30, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,042	0.86%
+200	11,019	0.65%
Level	10,948	—
-200	10,145	(7.34)%
-400	9,726	(11.16)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.65% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.34% decrease in net interest income.  At September 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.09% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 9.43% decrease in net interest income.

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

The table below sets forth, as of September 30, 2018, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

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

The table above indicates that at September 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 9.66% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.52% increase in net economic value.  At September 30, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 11.30% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.68% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.   Amounts are based on a preliminary balance sheet as of September 30, 2018, and may not equal amounts included in our audited consolidated financial statements for the year ended September 30, 2018.  However, we believe that there would be no material changes in the results of the gap analysis if audited financial results had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$30,514	$30,514	$30,514	$30,514	$30,514	$40,988
Investments	1,439	1,933	3,929	6,313	10,667	23,290
Net loans	36,993	47,908	67,281	96,125	167,330	228,585
Other assets	—	—	—	—	—	17,732
Total (1)	$68,946	$80,355	$101,724	$132,952	$208,511	$310,595

Liabilities:
Non-maturity deposits	$54,907	$59,456	$68,554	$86,749	$121,542	$143,890
Certificates of deposit	5,093	11,734	23,173	36,366	69,147	85,698
Borrowings	—	—	—	2,440	7,570	10,321
Other liabilities	—	—	—	—	—	10,442
Equity capital	—	—	—	—	—	60,245
Total (1)	$60,000	$71,190	$91,727	$125,555	$198,259	$310,596

Asset/liability gap	$8,946	$9,165	$9,997	$7,397	$10,252
Gap/assets ratio (2)	2.88%	2.95%	3.22%	2.38%	3.30%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($306.0 million).

At September 30, 2018, our asset/liability gap from zero days to one year was $10 million, resulting in a gap/assets ratio of 3.22%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At September 30, 2018, we had a $80.0 million line of credit with the Federal Home Loan Bank of Atlanta, and had $7.6 million in borrowings outstanding.  In addition, at September 30, 2018, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at September 30, 2018.  .

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.4 million and $3.1 million for the years ended September 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $26.7 million and $35.9 million for the years ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from the FHLB borrowings, as well as proceeds from our stock offering in 2017, was $29.1 million and $43.1 million for the years ended September 30, 2018 and 2017.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2018 and 2017.  Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At September 30, 2018, we had outstanding commitments to originate loans of $29.4 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from September 30, 2018 totaled $23.2 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended September 30, 2018 and 2017 included as Item 8 in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

45

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Community First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Community First Bancshares, Inc. and subsidiary (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

December 21, 2018

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2018	September 30, 2017
	(In thousands)
Assets
Cash and due from banks, including reserve requirement of $1,889 and $1,483 at September 30, 2018 and 2017, respectively	$4,428	3,625
Interest-earning deposits in other depository institutions	36,368	32,318
Cash and cash equivalents	40,796	35,943
Investment securities held-to-maturity (estimated fair values of $990 and $1,001)	1,000	1,000
Investment securities available-for-sale	21,360	14,345
Federal Home Loan Bank stock	580	216
Loans held for sale	—	117
Loans, net	222,485	213,193
Other real estate owned	67	61
Premises and equipment, net	9,040	8,454
Bank owned life insurance	7,195	—
Accrued interest receivable and other assets	3,461	4,486
Total assets	$305,984	277,815
Liabilities and Stockholders' Equity
Liabilities :
Passbook accounts	$24,508	22,655
Interest bearing checking	53,244	38,981
Market rate checking	23,140	22,556
Non-interest bearing checking	29,797	25,050
Certificate of deposits	85,698	85,371
Total deposits	216,387	194,613
Federal Home Loan Bank advances	7,570	—
Accrued interest payable and other liabilities	5,644	6,406
Total liabilities	229,601	201,019
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 issued and 7,513,937 outstanding at September 30, 2018 and 7,538,250 issued and outstanding at September 30, 2017)	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,075	33,055
Treasury stock, 24,313 shares, at cost	(248)	—
Unearned ESOP shares	(2,719)	(2,837)
Retained earnings	46,895	46,446
Accumulated other comprehensive (loss) income	(695)	57
Total stockholders' equity	76,383	76,796
Total liabilities and stockholders' equity	$305,984	277,815

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Income

	For the Years Ended September 30,
	2018	2017
	(In thousands)
Interest income:
Loans, including fees	$13,301	11,852
Investment securities, including dividends	573	221
Interest-earning deposits	418	348
Total interest income	14,292	12,421
Interest expense:
Deposits	1,420	1,083
Borrowings	136	—
Total interest expense	1,556	1,083
Net interest income before provision for loan losses	12,736	11,338
Provision for loan losses	500	—
Net interest income after provision for loan losses	12,236	11,338
Non-interest income:
Service charges on deposit accounts	727	742
Small Business Administration (SBA) loan fees	586	—
Other	595	516
Total non-interest income	1,908	1,258
Non-interest expenses:
Salaries and employee benefits	6,585	5,516
Deferred compensation	212	217
Occupancy	1,706	1,296
Advertising	177	218
Data processing	891	775
Other real estate owned	91	14
Net (gain) loss on sale of other real estate owned	(11)	32
Legal and accounting	1,091	553
Organizational dues and subscriptions	307	294
Director compensation	227	229
Federal deposit insurance premiums	65	90
Other	1,149	1,291
Total non-interest expenses	12,490	10,525
Income before income taxes	1,654	2,071
Income tax expense	1,205	706
Net income	$449	1,365
Basic and diluted earnings per share	$0.06	$0.08

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended September 30,
	2018	2017
	(In thousands)
Net income	$449	$1,365
Other comprehensive (loss) income:
Net unrealized (loss) gain on available for sale securities, net of taxes of $(274) and $30	(752)	57
Total other comprehensive (loss) income	(752)	57
Total comprehensive (loss) income	$(303)	$1,422

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended September 30, 2018 and 2017
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance September 30, 2016	$—	$—	$—	$—	$45,081	$—	$45,081
Issuance of common stock (less stock offering expenses of $1,485)	75	33,016	—	—	—	—	33,091
Issuance of shares and loan to ESOP	—	—	—	(2,955)	—	—	(2,955)
ESOP loan payment and release of ESOP shares	—	39	—	118	—	—	157
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	57	57
Net income	—	—	—	—	1,365	—	1,365
Ending balance September 30, 2017	$75	$33,055	$—	$(2,837)	$46,446	$57	$76,796

Beginning balance September 30, 2017	$75	$33,055	$—	$(2,837)	$46,446	$57	$76,796
ESOP loan payment and release of ESOP shares	—	20	—	118	—	—	138
Purchase of treasury stock	—	—	(248)	—	—	—	(248)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	(752)	(752)
Net income	—	—	—	—	449	—	449
Ending balance September 30, 2018	$75	$33,075	$(248)	$(2,719)	$46,895	$(695)	$76,383

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$449	$1,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	528
Deferred income tax	1,436	51
Provision for loan losses	500	—
ESOP expense	138	157
Net loss on sale of other real estate owned	(11)	32
Originations of loans held for sale	(1,183)	(1,604)
Increase in cash surrender value of life insurance	(195)	—
Proceeds from sales of loans held for sale	1,300	1,959
Change in:
Accrued interest receivable and other assets	(137)	262
Accrued interest payable and other liabilities	(762)	354
Net cash provided by operating activities	2,444	3,104
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(10,318)	(15,116)
Purchases of premises and equipment	(1,288)	(4,342)
Proceeds from paydowns of investment securities available-for-sale	2,070	773
Proceeds from investment securities held-to-maturity	—	6,500
Purchases of other investments	(577)	(11)
Proceeds from sales of other investments	213	—
Net change in loans	(9,911)	(23,806)
Purchase of bank owned life insurance	(7,000)	—
Proceeds from sales of other real estate owned	124	98
Net cash used in investing activities	(26,687)	(35,904)
Cash flows from financing activities:
Net change in demand and savings deposits	21,774	12,914
Proceeds from FHLB advances	7,570	—
Proceeds from stock offering	—	34,576
Stock offering expenses	—	(1,485)
Funding of ESOP	—	(2,955)
Purchase of treasury stock	(248)	—
Net cash provided by financing activities	29,096	43,050
Net change in cash and cash equivalents	4,853	10,250
Cash and cash equivalents at beginning of period	35,943	25,693
Cash and cash equivalents at end of period	$40,796	$35,943
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,528	$1,082
Cash paid for income taxes	$675	$—
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$119	$829
Finance sales of other real estate owned	$—	$638

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

Net earnings per share for 2018 was $0.06.  The net earnings for this period was $449,000 and the weighted average common shares outstanding were 7,537,305. Net earnings per share for 2017 is calculated for the period that the Company’s shares of common stock were outstanding (April 27, 2017 through September 30, 2017). The net earnings for this period was $583,000 and the weighted average common shares outstanding were 7,538,250.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value as well as amends certain disclosure requirements associated with the fair value of financial instruments. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  The Company plans to adopt ASU 2016-01 for the fiscal year beginning October 1, 2019.  For non-emerging growth companies, ASU 2016-01 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

ASU 2014-09 Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For emerging growth companies, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019.  The Company plans to adopt ASU 2016-13 for the fiscal year beginning October 1, 2019. For non-emerging growth companies, this update was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As most of the Company’s revenue streams are excluded from the scope of the update,

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

the adoption of this ASU will not have a material effect on the Company’s financial position, results of operations or cash flows.

ASU 2018-13 Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

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

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income of the period in which the change occurs. At September 30, 2018 and 2017, there was no valuation allowance associated with loans held for sale.

Loans, Loan Fees and Interest Income on Loans

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied first to principal.  Interest income is recorded after principal has been satisfied and as payments are received.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives and members of management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at September 30, 2018 and 2017 are as follows: (in thousands)

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(10)	990
September 30, 2017
U.S. Government sponsored enterprises	$1,000	1	—	1,001

The U.S. government sponsored enterprise security as of September 30, 2018 is comprised of one debt financing security issued by a government agency that matures within one year.

There were no sales of securities held-to-maturity during 2018 or 2017.

Held-to-maturity securities with a carrying value of approximately $1,000,000 were pledged to secure public deposits at September 30, 2018 and September 30, 2017.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Investment Securities Available-for-Sale

Investment securities available-for-sale at September 30, 2018 and 2017 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2018	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,687	1	(167)	5,521
Municipal securities - taxable	3,122	—	(197)	2,925
U.S. Government sponsored enterprises	502	—	(14)	488
Government agency mortgage-backed securities	12,988	—	(562)	12,426
Total	$22,299	1	(940)	21,360

September 30, 2017
Municipal securities - tax exempt	5,756	119	(2)	5,873
U.S. Government sponsored enterprises	502	—	—	502
Government agency mortgage-backed securities	8,000	6	(36)	7,970
Total	$14,258	125	(38)	14,345

There were 30 securities in an unrealized loss position as of September 30, 2018 for less than 12 months. There were 14 securities in an unrealized loss position greater than 12 months as of September 30, 2018.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by U.S. Government sponsored agencies or financially stable municipalities.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
1 to 5 years	490	487
5 to 10 years	5,197	5,034
Greater than 10 years	—	—
	5,687	5,521
Municipal securities - taxable
Within 1 year	—	—
1 to 5 years	—	—
5 to 10 years	1,124	1,080
Greater than 10 years	1,998	1,845
	3,122	2,925
U.S. government sponsored enterprises
Within 1 year	—	—
1 to 5 years	502	488
5 to 10 years	—	—
Greater than 10 years	—	—
	502	488
Government agency mortgage-backed securities	12,988	12,426
Total	$22,299	21,360

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

There were no sales of securities available-for-sale during 2018 or 2017.

Available-for-sale securities with a carrying value of approximately $1,838,000 and $500,000 were pledged to secure public deposits at September 30, 2018 and 2017, respectively.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at September 30, 2018 and September 30, 2017 are summarized as follows: (in thousands)

	September 30, 2018	September 30, 2017
Commercial (secured by real estate)	$39,768	29,861
Commercial and industrial	28,375	21,060
Construction, land and acquisition & development	20,188	25,165
Residential mortgage 1-4 family	135,508	138,875
Consumer installment	2,555	2,783
	226,394	217,744
Less allowance for loan losses	(3,909)	(4,551)
	$222,485	213,193

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $113,809,000 and $137,462,000 were pledged to secure the line of credit from the FHLB at September 30, 2018 and 2017, respectively.

During the last quarter of 2018 the Bank sold approximately 70 loans.  These loans had a balance of $5.0 million and the bank received $3.7 million for these loans.  This resulted in an increase in both charge-offs and recoveries.  This transaction was done in an effort to remove some non-performing loans which resulted in an improvement in classified assets and past due ratios for the Bank.  In addition, management believes this transaction will reduce potential foreclosure and bankruptcy expenses.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and 2017: (in thousands)

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2018	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,548	863	349	1,704	79	8	4,551
Provision	(402)	1,961	(188)	(879)	15	(7)	500
Charge-offs	(6)	(1,275)	—	(1,425)	(33)	—	(2,739)
Recoveries	172	121	17	1,287	—	—	1,597
Ending balance	$1,312	1,670	178	687	61	1	3,909
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	29	—	7	—	—	39
Collectively evaluated for impairment	1,309	1,641	178	680	61	1	3,870
Total ending allowance	$1,312	$1,670	$178	$687	$61	$1	$3,909
Loans:
Individually evaluated for impairment	$1,858	29	—	5,429	6	—	7,322
Collectively evaluated for impairment	37,910	28,346	20,188	130,079	2,549	—	219,072
Total loans	$39,768	28,375	20,188	135,508	2,555	—	226,394
September 30, 2017
Allowance for loan losses:
Beginning balance	$1,595	643	143	1,882	36	10	4,309
Provision	(99)	271	206	(470)	94	(2)	—
Charge-offs	—	(66)	—	(41)	(60)	—	(167)
Recoveries	52	15	—	333	9	—	409
Ending balance	$1,548	863	349	1,704	79	8	4,551
Ending allowance attributable to loans:
Individually evaluated for impairment	$10	—	—	4	—	—	14
Collectively evaluated for impairment	1,538	863	349	1,700	79	8	4,537
Total ending allowance	$1,548	863	349	1,704	79	8	4,551
Loans:
Individually evaluated for impairment	$1,893	—	—	6,296	3	—	8,192
Collectively evaluated for impairment	27,968	21,060	25,165	132,579	2,780	—	209,552
Total loans	$29,861	21,060	25,165	138,875	2,783	—	217,744

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans at September 30, 2018 and 2017 were as follows: (in thousands)

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$87	1,152	—	106	42
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	4,507	5,430	—	4,354	153
Consumer installment	—	-	—	—	0
	4,594	6,582	—	4,460	195
With an allowance recorded:
Commercial (secured by real estate)	1,771	1,771	3	1,790	—
Commercial and industrial	29	29	29	15	110
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	922	922	7	931	—
Consumer installment	6	6	—	—	51
	2,728	2,728	39	2,736	161
Total impaired loans	$7,322	9,310	39	7,196	356
September 30, 2017
With no related allowance recorded:
Commercial (secured by real estate)	$83	2,745	—	115	19
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	5,611	7,678	—	5,636	224
Consumer installment	3	3	—	4	—
	5,697	10,426	—	5,755	243
With an allowance recorded:
Commercial (secured by real estate)	1,810	1,810	10	1,834	122
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	685	685	4	696	38
Consumer installment	—	—	—	—	—
	2,495	2,495	14	2,530	160
Total impaired loans	$8,192	12,921	14	8,285	403

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2018 and 2017 by class of loans: (in thousands)

September 30, 2018	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$283	3	—	286	39,482	39,768	70
Commercial and industrial	—	—	—	—	28,375	28,375	29
Construction, land and acquisition & development	—	257	—	257	19,931	20,188	—
Residential mortgage	167	980	1,115	2,262	133,246	135,508	2,089
Consumer installment	—	30	7	37	2,518	2,555	7
Total	$450	1,270	1,122	2,842	223,552	226,394	2,195
September 30, 2017
Commercial (secured by real estate)	$—	$—	45	45	29,816	29,861	129
Commercial and industrial	19	45	—	64	20,996	21,060	—
Construction, land and acquisition & development	—	—	—	—	25,165	25,165	—
Residential mortgage	173	3,236	1,559	4,968	133,907	138,875	3,540
Consumer installment	24	7	—	31	2,752	2,783	—
Total	$216	3,288	1,604	5,108	212,636	217,744	3,669

There were no loans past due over 90 days and still accruing interest as of September 30, 2018 and 2017.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the years ended September 30, 2018 and 2017.  Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted during the years ended September 30, 2018 and 2017: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
September 30, 2018	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	30	30	—	—

September 30, 2017
Residential mortgage	1	$18	$18	2	131

The Bank has allocated an allowance for loan losses of approximately $36,000 and $12,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and 2017, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

September 30, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$39,387	—	381	—	39,768
Commercial and industrial	28,346	—	29	—	28,375
Construction, land and acquisition & development	20,010	—	178	—	20,188
Residential mortgage	129,441	66	6,001	—	135,508
Consumer installment	2,493	—	62	—	2,555
Total	$219,677	66	6,651	—	226,394

September 30, 2017	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$29,416	—	445	—	29,861
Commercial and industrial	21,015	—	45	—	21,060
Construction, land and acquisition & development	25,165	—	—	—	25,165
Residential mortgage	132,725	224	5,926	—	138,875
Consumer installment	2,783	—	—	—	2,783
Total	$211,104	224	6,416	—	217,744

(4)	Premises and Equipment

Premises and equipment at September 30, 2018 and 2017 are summarized as follows: (in thousands)

	2018	2017
Land	$1,416	$935
Buildings	9,111	8,629
Equipment and furniture	4,847	4,536
Construction in process	25	11
Automobile	123	123
	15,522	14,234
Less: Accumulated depreciation	6,482	5,780
	$9,040	$8,454

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Depreciation expense was approximately $702,000 and $444,000 for the years ended September 30, 2018 and 2017, respectively.

The Company is obligated under non-cancelable operating leases for certain of its facilities and related land. At September 30, 2018, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows:  (in thousands)

Years ending September 30,
2019	$112
2020	77
2021	77
2022	77
2023	77
Thereafter	122
Total	$542

Total rent expense for leased property approximated $122,000 and $92,000 for the years ended September 30, 2018 and 2017, respectively.

(5)	Deposits

At September 30, 2018, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

2019	$23,173
2020	13,193
2021	6,144
2022	17,517
2023	9,120
Thereafter	16,551
$85,698

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $11,854,000 at September 30, 2018 and $10,151,000 at September 30, 2017.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $40,603,000 at September 30, 2018 and $36,885,000 at September 30, 2017.

The following is a summary of interest expense on deposits for the years ended September 30, 2018 and 2017: (in thousands)

	2018	2017
Passbook accounts	$15	$9
Interest bearing checking accounts	274	164
Market rate checking accounts	107	58
Certificate of deposits	1,024	852
	$1,420	$1,083

(6)	Borrowings

At September 30, 2018 and 2017, the Bank had a line of credit totaling $89,000,000 and $70,000,000, respectively, from the FHLB, which is reviewed annually by the FHLB. The following advances, which require monthly or quarterly interest payments, were outstanding at September 30, 2018:

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$7,570,000

The Company had one FHLB letter of credit of $5.0 million, used to collateralize public deposits, outstanding at September 30, 2018.

At September 30, 2017, the Company had no advances or letters of credit outstanding.

At September 30, 2018 and 2017, the Bank had unsecured federal funds lines of credit of $12,500,000, for which no amounts were outstanding.

(7)	Income Taxes

The components of income tax expense for the years ended September 30, 2018 and 2017 are as follows: (in thousands)

	2018	2017
Current	$(231)	$655
Rate reduction adjustment Deferred	884 552	— 51
	$1,205	$706

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended September 30, 2018 and 2017 is as follows (in thousands):

	2018	2017
Statutory Federal tax rate	24.25%	34.0%
Pretax income at statutory rate	$401	$704
State income tax, net of federal benefit	3	23
Other	(83)	(21)
Tax reform deferred tax rate reduction adjustment	884	—
Actual tax expense (73% and 34%, respectively)	$1,205	$706

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at September 30, 2018 and 2017: (in thousands)

	2018	2017
Deferred income tax assets:
Allowance for loan losses	$988	$1,731
Deferred compensation	923	1,487
Write downs on other real estate owned	—	2
Deferred gain on other real estate owned	56	107
State tax credits	325	227
Unrealized loss on investment securities available for sale	244	—
Other	36	38
Total deferred income tax assets	2,572	3,592
Deferred income tax liabilities:
FHLB stock dividends	4	6
Premises and equipment	208	47
Unrealized gain on investment securities available-for- sale	—	31
Other	83	87
Total deferred income tax liabilities	295	171
Net deferred income tax asset	$2,277	$3,421

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of September 30, 2018 and 2017, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities.  The Company's federal income tax returns for the years ended September 30, 2018 and 2017 and its state taxing authorities income tax returns for the years ended September 30, 2015, 2016 and 2017 are open to audit under the statutes of limitations.

As a result of legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017, during the quarter ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory tax rate from 34.0% to 21.0%.  The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company's fiscal year ended September 30, 2018, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which results in a blended federal corporate statutory rate of 24.25% for the Company's fiscal year ended September 30, 2018, that is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year.

During the quarter ended December 31, 2017, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of approximately $884,000.  As a result, income tax expense reported for the fiscal year ended September 30, 2018, was adjusted to reflect the effects of the change in the tax law and the application of the newly enacted rates to existing deferred balances.

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The balance of the note payable of the ESOP was $2,750,592 at September 30, 2018. Because the source of

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  As of September 30, 2018, 23,600 shares have been released.

(9)	Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the Board of Directors. No contributions were made to the plan for the plan years ended September 30, 2018 and 2017 as the Board of Directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In January 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by IRS guidelines.  The contribution expense related to the 401(k) feature totaled $93,000 and $68,000 for the plan years ended September 30, 2018 and 2017, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election.  The cumulative deferred contributions for the directors in the plan and earnings thereon at September 30, 2018 and 2017 totaled approximately $3,650,000 and $3,916,000, respectively.  These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

(10)	Stockholders’ Equity

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at September 30, 2018 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of September 30, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018 and 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios for September 30, 2018 and 2017 are presented in the table below (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,658	30%	$9,155	4.5%	$13,223	6.5%
Total Capital
(to Risk Weighted Assets)	$63,218	31%	$16,275	8%	$20,344	10%
Tier I Capital
(to Risk Weighted Assets)	$60,658	30%	$12,206	6%	$16,275	8%
Tier I Capital
(to Average Assets)	$60,658	20%	$12,068	4%	$15,085	5%
As of September 30, 2017:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,919	33%	$8,069	4.5%	$11,655	6.5%
Total Capital
(to Risk Weighted Assets)	$62,189	35%	$14,344	8%	$17,930	10%
Tier I Capital
(to Risk Weighted Assets)	$59,919	33%	$10,758	6%	$14,344	8%
Tier I Capital
(to Average Assets)	$59,919	22%	$11,130	4%	$13,913	5%

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

A reconciliation of the Bank’s equity capital amounts under GAAP to tier 1 and total risk-based capital for September 30, 2018 and 2017 are presented in the table below (in thousands).

	2018	2017
Regulatory capital:
Stockholders’ equity	$60,244	60,192
Disallowed deferred taxes and accumulated other comprehensive income	414	(273))
Tier 1 risk-based capital	60,658	59,919
Eligible allowance for loan losses	2,560	2,270
Total risk-based capital	$63,218	62,189

(12)	Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2018: (in thousands).

Beginning balance	$1,057
Loans advanced	31
Repayments	(74)
Ending balance	$1,014

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $1,671,000 and $1,432,000 at September 30, 2018 and 2017, respectively.

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Appropriate
	Contract Amount
	2018	2017
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$29,444	21,707

The dollar amount and ranges of rates of commitments to fund fixed rate loans follows:  (in thousands)

	September 30,
	2018		2017
	Amount	Interest Rate Range	Amount	Interest Rate Range
Commitments to extend credit	$9,239	2.30%-8.25%	15,288	2.30%-8.125%

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Bank Owned Life Insurance

The carrying value of Bank Owned Life Insurance approximates fair value.

Deposits

The fair value of passbook accounts, interest bearing checking accounts, non-interest bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificate of deposits is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Federal Home Loan Bank Advances

Federal Home Loan Bank advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $21.4 million and $14.3 million at September 30, 2018 and 2017, respectively.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2018 and 2017 (in thousands).

September 30, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	67	67
Impaired loans	—	—	7,283	7,283
Total assets at fair value	$—	—	7,350	7,350

September 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	61	61
Impaired loans	—	—	8,178	8,178
Total assets at fair value	$—	—	8,239	8,239

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2018 and 2017 are as follows:

	September 30, 2018		September 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,796	40,796	35,943	35,943
Investment securities
available-for-sale	$21,360	21,360	14,345	14,345
held-to-maturity	$1,000	990	1,000	1,001
FHLB Stock	$580	580	216	216
Loans held for sale	$—	—	117	117
Loans, net	$222,485	188,870	213,193	198,637
Bank owned life insurance	$7,195	7,195
Financial liabilities:
Deposits	$216,387	216,280	194,613	194,300
FHLB advances	$7,570	7,706	—	—

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Parent Only Condensed Balance Sheets

	September 30, 2018	September 30, 2017
	(In thousands)	(In thousands)
Assets
Cash in bank subsidiary	$13,223	$13,801
Cash in banks	$252
Investment in subsidiary, at underlying equity:	60,245	60,232
Loan receivable - ESOP	2,751	2,821
Other assets	—	—
Total assets	$76,471	$76,854

Liabilities and Stockholders' Equity

Liabilities :
Other liabilities	$88	$58
Total liabilities	88	58

Stockholders' equity:
Total stockholders' equity	76,383	76,796
Total liabilities and stockholders' equity	$76,471	$76,854

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended September 30,	Year Ended September 30,
	2018	2017
	(In thousands)	(In thousands)
Interest income:
Income on ESOP loan	$120	$51
Interest on bank deposits	4
Total interest income	124	51
Non-interest expenses:
Other non-interest expense	371	85
Loss before income taxes	(247)	(34)
Income tax expense	60	12
Loss before equity in undistributed earnings of Bank	(187)	(22)
Equity in undistributed earnings of Bank	635	1,387
Net income	$449	$1,365

Parent Only Condensed Statements of Cash Flows

	Year Ended September 30,	Year Ended September 30,
	2018	2017
	(In thousands)	(In thousands)
Cash flows from operating activities:
Net income	$449	$1,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Proceeds from ESOP loan	190	185
Equity in undistributed earnings of Bank	(635)	(1,387)
Other	(82)	(2)
Net cash (used in) provided by operating activities	(78)	161
Cash flows from investing activities:
Capital injection into Bank:	—	(16,496)
Net cash used in investing activities	—	(16,496)
Cash flows from financing activities:
Proceeds from stock offering	—	34,576
Stock offering expenses	—	(1,485)
Funding of ESOP	—	(2,955)
Purchase of treasury stock	(248)
Net cash (used in) provided by financing activities	(248)	30,136
Net change in cash and cash equivalents	(326)	13,801
Cash and cash equivalents at beginning of period	13,801	—
Cash and cash equivalents at end of period	$13,475	$13,801

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of September 30, 2018, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

There were no changes made in our internal controls during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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
(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of September 30, 2018 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Community First Bancshares, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”).

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	517,123	N/A	517,123

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

3.1

Charter of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

3.2

Bylaws of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

3.3 3.4 3.5

Amendment to Bylaws of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on November 2, 2017.)

Amendment to Bylaws of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on November 1, 2018)

Amendment to Bylaws of Community First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on December 7, 2018)

4

Form of Common Stock Certificate of Community First Bancshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

10.1

Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016) †

10.2 10.3 10.4 10.5 10.6 10.7

Comprehensive Release and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)†

Community First Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on July 18, 2018)†

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Johnny S. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Tessa M. Nolan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. (as guarantor) and Kenneth D. Lumpkin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

21 23	Subsidiaries of Registrant Consent of Porter Keadle Moore, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.
ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANCSHARES, INC.

Date: December 21, 2018	By:	/s/ Johnny S. Smith
Johnny S. Smith
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Johnny S. Smith	President, Chief Executive Officer	December 21, 2018
Johnny S. Smith	and Director (Principal Executive
Officer)

/s/ Tessa M. Nolan	Senior Vice President and Chief	December 21, 2018
Tessa M. Nolan	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	December 21, 2018
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	December 21, 2018
Marshall L. Ginn

/s/ Bob W. Richardson	Director	December 21, 2018
Bob W. Richardson

/s/ Howard G. Roberts	Director	December 21, 2018
Howard G. Roberts

/s/ Mark Ross	Director	December 21, 2018
Mark Ross

/s/ Edward P. Stone	Director	December 21, 2018
Edward P. Stone