Form 10-QT
period 2018-12-31
Community First Bancshares, Inc.
filed 2019-02-12
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2018 to December 31, 2018

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

September 30

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 8, 2019, 7,538,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and 7,438,250 were outstanding.

Community First Bancshares, Inc.

Form 10-QT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2018 (unaudited)	September 30, 2018 (audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $1,834 and $1,889 at December 31, 2018 and September 30, 2018, respectively	$3,817	4,428
Interest-earning deposits in other depository institutions	33,212	36,368
Cash and cash equivalents	37,029	40,796
Investment securities held-to-maturity (estimated fair values of $993 and $990)	1,000	1,000
Investment securities available-for-sale	21,145	21,360
Federal Home Loan Bank stock	580	580
Loans, net	227,424	222,485
Other real estate owned	508	67
Premises and equipment, net	8,896	9,040
Bank owned life insurance	7,251	7,195
Accrued interest receivable and other assets	3,862	3,461
Total assets	$307,695	305,984

Liabilities and Stockholders' Equity

Liabilities:
Passbook accounts	$24,511	24,508
Interest-bearing checking	53,752	53,244
Market rate checking	24,936	23,140
Non-interest bearing checking	28,472	29,797
Certificate of deposits	87,510	85,698
Total deposits	219,181	216,387
Federal Home Loan Bank advances	7,570	7,570
Accrued interest payable and other liabilities	4,546	5,644
Total liabilities	231,297	229,601

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 issued and 7,478,992 outstanding at December 31, 2018 and 7,538,250 issued and 7,513,937 outstanding at September 30, 2018)	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,078	33,075
Treasury stock, 59,258 shares at December 31, 2018, and 24,313 shares at September 30, 2018, at cost	(668)	(248)
Unearned ESOP shares	(2,689)	(2,719)
Retained earnings	47,043	46,895
Accumulated other comprehensive loss	(441)	(695)
Total stockholders' equity	76,398	76,383
Total liabilities and stockholders' equity	$307,695	305,984

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Interest income:
Loans, including fees	$3,248	3,106
Investment securities, including dividends	144	125
Interest-earning deposits	200	97
Total interest income	3,592	3,328
Interest expense:
Deposits	468	316
Borrowings	38	24
Total interest expense	506	340
Net interest income	3,086	2,988
Non-interest income:
Service charges on deposit accounts	199	178
Small Business Administration (SBA) loan fees	2	2
Other	115	98
Total non-interest income	316	278
Non-interest expenses:
Salaries and employee benefits	1,732	1,734
Deferred compensation	55	53
Occupancy	474	406
Advertising	38	46
Data processing	225	208
Other real estate owned	42	2
Net gain on sale of other real estate owned	(4)	(9)
Legal and accounting	235	219
Organizational dues and subscriptions	83	71
Director compensation	48	56
Federal deposit insurance premiums	16	17
Other	267	376
Total non-interest expenses	3,211	3,179
Income before income taxes	191	87
Income tax expense	43	1,048
Net income (loss)	$148	(961)
Basic and diluted earnings per share	$0.02	$(0.13)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Net income (loss)	$148	$(961)

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities, net of taxes of $89 and $(82)	254	(209)

Total other comprehensive income (loss)	254	(209)

Total comprehensive income (loss)	$402	$(1,170)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$148	(961)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	157	214
Deferred income tax	43	990
Provision for loan losses	—	—
ESOP expense	33	38
Net gain on sale of other real estate owned	(4)	(9)
Originations of loans held for sale	—	(129)
Increase in cash surrender value of life insurance	(56)	(18)
Proceeds from sales of loans held for sale	—	246
Change in:
Accrued interest receivable and other assets	(533)	(250)
Accrued interest payable and other liabilities	(1,098)	(845)
Net cash used in operating activities	(1,310)	(724)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(2,046)	(10,317)
Purchases of premises and equipment	—	(489)
Proceeds from disposal of premises and equipment	11	—
Proceeds from paydowns of investment securities available-for-sale	2,580	463
Purchases of other investments	—	(321)
Net change in loans	(5,447)	(2,544)
Purchase of bank owned life insurance	—	(7,000)
Proceeds from sales of other real estate owned	71	—
Net cash used in investing activities	(4,831)	(20,208)
Cash flows from financing activities:
Net change in demand and savings deposits	2,794	2,517
Purchase of treasury stock	(420)	—
Proceeds from FHLB advances	—	7,570
Net cash provided by financing activities	2,374	10,087
Net change in cash and cash equivalents	(3,767)	(10,845)
Cash and cash equivalents at beginning of period	40,796	35,943
Cash and cash equivalents at end of period	$37,029	25,098
Supplemental disclosures of cash flow information:
Cash paid for interest	$511	315
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$508	52

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties. The main emphasis of the Bank is providing mortgage loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.  In October 2018 we opened an indirect automobile loan division, Community First Auto.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s September 30, 2018 Form 10-K. The results of operations for the quarter ended December 31, 2018, are not necessarily indicative of the results to be expected for a full year or for any other period.

On October 25, 2018, both the Company and the Bank changed their fiscal year end from September 30 to December 31.  This change will bring the Company and the Bank in line with industry standards and will improve accounting and reporting efficiencies by making the fiscal year-end and the calendar year-end the same.  As a result of the change in fiscal year, the Company is filing this Transition Report on Form 10-Q covering this transition period from October 1, 2018 to December 31, 2018.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended September 30, 2018 included in the Company’s Form 10-K.

Net income (loss) per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter and the same quarter in the previous year.  The net income for the current period was $148,000 and the weighted average common shares outstanding was 7,496,465.  The net loss for the same quarter in the previous year was $961,000 and the weighted average common shares outstanding were 7,538,250.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at December 31, 2018 and September 30, 2018 are as follows: (in thousands)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(7)	993
September 30, 2018
U.S. Government sponsored enterprises	$1,000	—	(10)	990

The U.S. government sponsored enterprise security as of December 31, 2018 is comprised of one debt financing security issued by a government agency that matures within one year.

There were no sales of securities held-to-maturity during the three months ended December 31, 2018 or 2017.

The one held-to-maturity security was pledged to secure public deposits at both December 31, 2018 and September 30, 2018.

Investment Securities Available-for-Sale

Investment securities available-for-sale at December 31, 2018 and September 30, 2018 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,670	12	(73)	5,609
Municipal securities - taxable	3,119	—	(132)	2,987
Government agency securities	501	—	(10)	491
Government agency mortgage-backed securities	12,451	—	(393)	12,058
Total	$21,741	12	(608)	21,145
September 30, 2018
Municipal securities - tax exempt	$5,687	1	(167)	5,521
Municipal securities - taxable	3,122	—	(197)	2,925
Government agency securities	502	—	(14)	488
Government agency mortgage-backed securities	12,988	—	(562)	12,426
Total	$22,299	1	(940)	21,360

There were four securities in an unrealized loss position less than 12 months and 36 securities in an unrealized loss position 12 months or greater as of December 31, 2018.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by U.S. Government sponsored agencies or financially stable municipalities.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
Greater than 1 to 5 years	489	491
Greater than 5 to 10 years	5,181	5,118
Greater than 10 years	—	—
	5,670	5,609
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	1,121	1,092
Greater than 10 years	1,998	1,895
	3,119	2,987
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	501	491
Greater than 5 to 10 years	—	—
Greater than 10 years	—	—
	501	491
Government agency mortgage-backed securities	12,451	12,058
Total	$21,741	21,145

There were no sales of securities available-for-sale during the three months ended December 31, 2018 or 2017.

Securities with a carrying value of approximately $1,810,000 and $1,838,000 were pledged to secure public deposits at December 31, 2018 and September 30, 2018, respectively.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2018 and September 30, 2018 are summarized as follows: (in thousands)

	December 31, 2018	September 30, 2018
Commercial (secured by real estate)	$50,716	39,768
Commercial and industrial	25,612	28,375
Construction, land and acquisition & development	12,367	20,188
Residential mortgage 1-4 family	138,156	135,508
Consumer installment	4,595	2,555
Total	231,446	226,394
Less allowance for loan losses	(4,022)	(3,909)
Total loans, net	$227,424	222,485

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $125,040,000 and $113,809,000 were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at December 31, 2018 and September 30, 2018, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three months ended December 31, 2018 and 2017: (in thousands)

December 31, 2018	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,312	1,670	178	687	61	1	3,909
Provision	274	(150)	(70)	(128)	68	6	—
Charge-offs	—	(14)	—	(11)	(2)	—	(27)
Recoveries	33	14	—	93	—	—	140
Ending balance	$1,619	1,520	108	641	127	7	4,022
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	—	—	2	—	—	5
Collectively evaluated for impairment	1,616	1,520	108	639	127	7	4,017
Total ending allowance	$1,619	1,520	108	641	127	7	4,022
Loans:
Individually evaluated for impairment	$1,926	27	—	3,598	1	—	5,552
Collectively evaluated for impairment	48,790	25,585	12,367	134,558	4,594	—	225,894
Total loans	$50,716	25,612	12,367	138,156	4,595	—	231,446

December 31, 2017
Allowance for loan losses:
Beginning balance	$1,548	863	349	1,704	79	8	4,551
Provision	149	(60)	(20)	(65)	(5)	1	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	50	—	—	9	—	—	59
Ending balance	$1,747	803	329	1,648	74	9	4,610
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	—	—	3	—	—	4
Collectively evaluated for impairment	1,746	803	329	1,645	74	9	4,606
Total ending allowance	$1,747	803	329	1,648	74	9	4,610
Loans:
Individually evaluated for impairment	$1,884	—	—	6,395	3	—	8,282
Collectively evaluated for impairment	33,006	19,551	22,386	134,426	2,644	—	212,013
Total loans	$34,890	19,551	22,386	140,821	2,647	—	220,295

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at December 31, 2018 and September 30, 2018 were as follows: (in thousands)

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$167	1,023	—	185	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,458	4,265	—	3,287	37
Consumer installment	1	1	—	6	—
	3,626	5,289	—	3,478	43
With an allowance recorded:
Commercial (secured by real estate)	1,759	1,759	3	1,777	27
Commercial and industrial	27	27	—	14	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	140	139	2	141	2
Consumer installment	—	—	—	—	—
	1,926	1,925	5	1,932	29
Total impaired loans	$5,552	7,214	5	5,410	72

September 30, 2018
With no related allowance recorded:
Commercial (secured by real estate)	$87	1,152	—	106	42
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	4,507	5,430	—	4,354	153
Consumer installment	—	—	—	—	—
	4,594	6,582	—	4,460	195
With an allowance recorded:
Commercial (secured by real estate)	1,771	1,771	3	1,790	—
Commercial and industrial	29	29	29	15	110
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	922	922	7	931	—
Consumer installment	6	6	—	—	51
	2,728	2,728	39	2,736	161
Total impaired loans	$7,322	9,310	39	7,196	356

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2018 and September 30, 2018 by class of loans: (in thousands)

December 31, 2018	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	—	—	—	50,716	50,716	56
Commercial and industrial	—	—	—	—	25,612	25,612	27
Construction, land and acquisition & development	—	—	—	—	12,367	12,367	—
Residential mortgage	196	1,039	228	1,463	136,693	138,156	1,744
Consumer installment	9	1	1	11	4,584	4,595	1
Total	$205	1,040	229	1,474	229,972	231,446	1,828

September 30, 2018
Commercial (secured by real estate)	$283	3	—	286	39,482	39,768	70
Commercial and industrial	—	—	—	—	28,375	28,375	29
Construction, land and acquisition & development	—	257	—	257	19,931	20,188	—
Residential mortgage	167	980	1,115	2,262	133,246	135,508	2,089
Consumer installment	—	30	7	37	2,518	2,555	7
Total	$450	1,270	1,122	2,842	223,552	226,394	2,195

There were no loans past due 90 days or greater and still accruing interest as of December 31, 2018 and September 30, 2018.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that occurred during the three months ended December 31, 2018.  There were none for the three months ended December 31, 2017. No troubled debt restructurings subsequently defaulted during the three months ended December 31, 2018 or 2017: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2018	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$262	$262	—	—

The Bank has allocated an allowance for loan losses of approximately $5,000 and $36,000 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and September 30, 2018, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of December 31, 2018 and September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$50,395	—	321	—	50,716
Commercial and industrial	25,585	—	27	—	25,612
Construction, land and acquisition & development	12,367	—	—	—	12,367
Residential mortgage	132,167	65	5,924	—	138,156
Consumer installment	4,553	—	42	—	4,595
Total	$225,067	65	6,314	—	231,446

September 30, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$39,387	—	381	—	39,768
Commercial and industrial	28,346	—	29	—	28,375
Construction, land and acquisition & development	20,010	—	178	—	20,188
Residential mortgage	129,441	66	6,001	—	135,508
Consumer installment	2,493	—	62	—	2,555
Total	$219,677	66	6,651	—	226,394

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $14,156,000 at December 31, 2018 and $11,854,000 at September 30, 2018.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $42,432,000 at December 31, 2018 and $40,603,000 at September 30, 2018.

(5)	Borrowings

The following Federal Home Loan Bank of Atlanta (“FHLB”) advances, which required monthly or quarterly interest payments, were outstanding at December 31, 2018 and September 30, 2018:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$7,570,000

The FHLB advances were collateralized by certain loans which totaled approximately $125,040,000 and $113,809,000 at December 31, 2018 and September 30, 2018, and by the Company’s investment in FHLB stock which totaled approximately $580,000 at December 31, 2018 and September 30, 2018.

The Company had one FHLB letter of credit of $5.0 million, used to collateralize public deposits, outstanding at December 31, 2018 and September 30, 2018.

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three months ended December 31, 2018 and 2017 was approximately $33,000 and $38,000.  The balance of the note payable of the ESOP was $2,750,592 at December 31, 2018 and September 30, 2018. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2018, 23,600 shares have been released.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Federal Home Loan Bank Advances

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $21.1 million and $21.4 million at December 31, 2018 and September 30, 2018, respectively.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2018 and September 30, 2018 (in thousands).

December 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	508	508
Impaired loans	—	—	5,547	5,547
Total assets at fair value	$—	—	6,055	6,055

September 30, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	67	67
Impaired loans	—	—	7,283	7,283
Total assets at fair value	$—	—	7,350	7,350

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018		September 30, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,029	37,029	40,796	40,796
Investment securities
available-for-sale	$21,145	21,145	21,360	21,360
held-to-maturity	$1,000	993	1,000	990
FHLB Stock	$580	580	580	580
Loans, net	$227,424	198,403	222,485	188,870
Cash surrender value of life insurance	$7,251	7,251	7,195	7,195
Financial liabilities:
Deposits	$219,181	219,319	216,387	216,280
FHLB advances	$7,570	7,656	7,570	7,706

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this transitional report on Form 10-QT.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in tax laws;
•	the effects of any Federal government shutdown;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of IT security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;
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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.  The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2018. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file a federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense. A write down of our deferred tax assets by approximately $1.0 million was made in the quarter ended December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down was subsequently adjusted to $857,000 in June 2018.

Comparison of Financial Condition at December 31, 2018 and September 30, 2018

Total assets increased $1.7 million, or 0.6%, to $307.7 million at December 31, 2018 from $306.0 million at September 30, 2018.  The increase was due primarily to increases in loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $3.8 million, or 9.2%, to $37.0 million at December 31, 2018 from $40.8 million at September 30, 2018. The decrease resulted as we deployed excess cash to fund loan growth, partially offset by increased deposits.

Loans held for investment increased $4.9 million, or 2.2%, to $227.4 million at December 31, 2018 from $222.5 million at September 30, 2018.  Commercial and real estate loans increased $10.9 million, or 27.5% to $50.7 million at December 31, 2018 from $39.8 million at September 30, 2018.  In addition, one-to-four family residential real estate loans increased $2.6 million, or 2.0%, to $138.2 million at December 31, 2018 from $135.5 million at September 30, 2018.  Consumer loans increased $2.0 million or 79.8% from $2.5 million at September 30, 2018 as we opened our indirect automobile lending division, Community First Auto, in a former branch office location in October 2018. These increases were partially offset by decreases in construction and land loans of $7.8 million, or 38.7%, and commercial and industrial loans of $2.8 million, or 9.7% as a number of commercial construction loans have converted to permanent loans and not as many new construction loans have been made while fewer commercial and industrial loans not secured by real estate have been made.

Securities available-for-sale decreased to $21.1 million at December 31, 2018, from $21.4 million at September 30, 2018 due to paydowns on mortgage-backed securities.

Total deposits increased $2.8 million, or 1.3%, to $219.2 million at December 31, 2018 from $216.4 million at September 30, 2018.  The increase was caused by increases of $1.8 million, or 2.1%, in certificates of deposit and $1.8 million, or 7.8%, in market rate checking accounts, partially offset by a decrease of $1.3 million, or 4.4%, in non-interest-bearing checking accounts.

Our borrowings remained unchanged at $7.6 million at December 31, 2018 and September 30, 2018.

Shareholders’ equity remained unchanged at $76.4 million at December 31, 2018 and September 30, 2018.

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

	For the Three Months Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$224,940	$3,248	5.78%	$212,998	$3,106	5.83%
Securities	22,125	135	2.43%	21,539	121	2.24%
Interest-earning deposits	25,902	200	3.09%	27,904	97	1.39%
Federal Home Loan Bank of Atlanta stock	580	9	6.40%	422	4	3.81%
Total interest-earning assets	273,547	3,592	5.25%	262,863	3,328	5.06%
Non-interest-earning assets	30,726			19,412
Total assets	$304,273			$282,275

Interest-bearing liabilities:
Passbook savings accounts	$24,410	$6	0.10%	$23,315	$2	0.04%
Interest-bearing checking	53,864	102	0.76%	39,368	59	0.60%
Market Rate checking accounts	24,044	48	0.80%	22,420	15	0.27%
Certificates of Deposits	86,198	312	1.45%	85,361	240	1.12%
Total interest-bearing deposits	188,516	468	0.99%	170,464	316	0.74%
Borrowings	7,570	38	1.99%	4,863	24	1.98%
Total interest-bearing liabilities	196,086	506	1.03%	175,327	340	0.78%
Non-interest-bearing liabilities	31,851			30,049
Total liabilities	227,937			205,376
Total stockholders' equity	76,336			76,899
Total liabilities and stockholders' equity	$304,273			$282,275
Net interest income		$3,086			$2,988
Net interest rate spread (1)			4.22%			4.29%
Net interest-earning assets (2)	$77,461			$87,536
Net interest margin (3)			4.51%			4.55%
Average interest-earning assets to interest-bearing liabilities	139.50%			149.93%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$324	$(182)	$142
Securities	4	10	14
Interest-earning deposits and federal funds	(47)	150	103
Federal Home Loan Bank of Atlanta stock	2	3	5
Total interest-earning assets	283	(19)	264

Interest-bearing liabilities:
Passbook savings accounts	—	4	4
Interest-bearing checking	25	18	43
Market rate checking	1	32	33
Certificates of deposits	1	71	72
Total deposits	27	125	152
Borrowings	14	—	14
Total interest-bearing liabilities	41	125	166

Change in net interest income	$242	$(144)	$98

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

General. Net income increased $1.1 million to $148,000 for the three months ended December 31, 2018, compared to a net loss of $961,000 for the three months ended December 31, 2017.  The net loss in the 2017 period was due primarily to the write down of our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017.

Interest Income. Interest income increased $264,000, or 7.9%, to $3.6 million for the three months ended December 31, 2018 from $3.3 million for the three months ended December 31, 2017.  The increase was due to increases in interest income on loans, investment securities and interest-earning deposits.  Our average balance of loans increased $11.9 million, or 5.6%, to $224.9 million for the three months ended December 31, 2018 from $213.0 million for the three months ended December 31, 2017.  The increase in the average balance of loans resulted primarily from our continued increased focus on commercial lending, as well as the opening of our indirect automobile lending division, Community First Auto, in October 2018.  Our average yield on loans decreased five basis points to 5.78% for the three months ended December 31, 2018 from 5.83% for the three months ended December 31, 2017 due primarily to changes in loan mix.

Interest income on securities increased $19,000 to $144,000 for the three months ended December 31, 2018 from $125,000 for the three months ended December 31, 2017.  Our average balance of securities increased $586,000, to $22.1 million for the three months ended December 31, 2018 from $21.5 million for the three months ended December 31, 2017, and the average yield on securities increased to 2.43% from 2.24%.

Interest income on interest-earning deposits increased $103,000 to $200,000 for the three months ended December 31, 2018 from $97,000 for the three months ended December 31, 2017.  The increase in interest income on interest-earning deposits was due to a 170 basis point increase in yield, reflecting increases in market interest rates.  Our average balance of interest-earning deposits decreased $2.0 million, or 7.2%, to $25.9 million for the three months ended December 31, 2018 from $27.9 million for the three months ended December 31, 2017, as we deployed excess cash and cash equivalents into higher yielding investments.

Interest Expense. Interest expense increased $166,000, or 48.8%, to $506,000 for the three months ended December 31, 2018 compared to $340,000 for the three months ended December 31, 2017, due to increases in interest expense on deposits and borrowings.  We experienced an increase in interest expense for all deposit categories.  Specifically, interest expense on certificates of deposit increased $72,000, or 30.0%, to $312,000 for the three months ended December 31, 2018 from $240,000 for the three months ended December 31, 2017.  The average rate we paid on certificates of deposit increased 33 basis points to 1.45% for the three months ended December 31, 2018 from 1.12% for the three months ended December 31, 2017, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit increased to $86.2 million for the three months ended December 31, 2018 compared to $85.4 million for the three months ended December 31, 2017.  Interest expense on interest-bearing checking accounts increased $43,000 to $102,000 for the three months ended December 31, 2018 compared to $59,000 for the three months ended December 31, 2017.  The average balance of and rate paid on interest-bearing checking accounts increased to $53.9 million and 0.76%, respectively, for the three months ended December 31, 2018, from $39.4 million and 0.60%, respectively, for the three months ended December 31, 2017, as we continue to see an increase in the number of Kasasa reward based checking accounts opened.

Interest expense on borrowings increased to $38,000 for the three months ended December 31, 2018 compared to $24,000 for the three months ended December 31, 2017.  We have recently begun borrowing from the Federal Home Loan Bank of Atlanta to fund loan growth and support operations.

Net Interest Income. Net interest income increased $98,000, or 3.3%, to $3.1 million for the three months ended December 31, 2018 from $3.0 million for the three months ended December 31, 2017, as our interest income increased faster than our internal interest expense. Our average net interest-earning assets decreased by $10.1 million, or 11.5%, to $77.5 million for the three months ended December 31, 2018 from $87.5 million for the three months ended December 31, 2017, and our net interest rate spread decreased by seven basis points to 4.22% for the three months ended December 31, 2018 from 4.29% for the three months ended December 31, 2017, reflecting increases in the average balance of interest-bearing liabilities and the rate paid on interest-bearing liabilities.  Our net interest margin decreased by four basis points to 4.51% for the three months ended December 31, 2018 from 4.55% for the three months ended December 31, 2017.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended December 31, 2018 or the three months ended December 31, 2017.  Our allowance for loan losses was $4.0 million at December 31, 2018 compared to $3.9 million at September 30, 2018 and $4.6 million at December 31, 2017.  The allowance for loan losses to total loans was 1.74% at December 31, 2018 compared to 1.73% at September 30, 2018 and 2.09% at December 31, 2017.  The allowance for loan losses to non-performing loans was 220.0% at December 31, 2018 compared to 178.10% at September 30, 2018 and 94.95% at December 31, 2017.  We had net recoveries of $113,000 during the three months ended December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $38,000, or 13.7%, to $316,000 for the three months ended December 31, 2018 from $278,000 for the three months ended December 31, 2017.  The increase resulted primarily from increases in service charges on deposit accounts and other non-interest income of $21,000 and $17,000, respectively, during the three months ended December 31, 2018.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,732	$1,734	$(2)	(0.1)%
Deferred compensation	55	53	2	3.8%
Occupancy	474	406	68	16.8%
Advertising	38	46	(8)	(17.4)%
Data processing	225	208	17	8.2%
Other real estate owned	42	2	40	2000.0%
Net gain on sales of other real estate owned	(4)	(9)	5	55.6%
Legal and accounting	235	219	16	7.3%
Organizational dues and subscriptions	83	71	12	16.9%
Director compensation	48	56	(8)	(14.3)%
Federal deposit insurance premiums	16	17	(1)	(5.9)%
Other	267	376	(109)	(29.0)%
Total non-interest expenses	$3,211	$3,179	$32	1.0%

Occupancy increased due to renovation of our Main Office and various equipment purchases.  Expenses associated with other real estate owned increased due to an increase in foreclosure activity.  Partially offsetting these increases, other non-interest expenses decreased, due to a general focus on decreasing expenses.

Income Tax Expense. We incurred income tax expense of $43,000 and $1.0 million for the three months ended December 31, 2018 and 2017, respectively.  During the quarter ended December 31, 2017, we wrote down our deferred tax assets by approximately $1.0 million as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the maximum federal corporate income tax rate to 21% from 35%.  The write-down was subsequently adjusted to $857,000 in June 2018.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	limiting our reliance on non-core/wholesale funding sources;
•	growing our volume of transaction deposit accounts;
•	increasing our investment securities portfolio, with an average maturity of less than 15 years;
•	diversifying our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one- to four-family residential real estate loan products in a way that encourages borrowers to select our balloon loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, beginning in calendar 2018, we introduced adjustable-rate, one- to four-family residential real estate loans in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates.

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

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,387	1.26%
+200	12,322	0.73%
Level	12,233	—
-200	11,455	(6.36)%
-400	10,639	(13.03)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.73% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.36% decrease in net interest income.  At December 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.85% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.38% decrease in net interest income.

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

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$55,698	$(14,488)	(20.64)%	20.23%	(263)
+200	62,180	(8,006)	(11.41)%	21.44%	(142)
—	70,186	—	—	22.86%	—
-200	72,698	2,512	3.58%	22.58%	(28)
-400	69,935	(251)	(0.36)%	21.62%	(124)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at December 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 11.41% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.58% increase in net economic value.  At December 31, 2017, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.21% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.11% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of December 31, 2018, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended December 31, 2018.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$23,855	23,855	23,855	23,855	23,855	$37,529
Investments	1,409	1,892	3,857	6,125	10,258	22,724
Net loans	29,485	45,556	64,668	94,228	166,222	231,454
Other assets	—	—	—	—	—	18,276
Total	$54,749	71,303	92,380	124,208	200,335	$309,983

Liabilities:
Non-maturity deposits	$57,685	63,105	73,945	88,482	122,087	$144,389
Certificates of deposit	7,536	13,148	26,537	39,559	72,347	87,510
Borrowings	—	—	2,440	7,570	7,570	10,321
Other liabilities	—	—	—	—	—	7,044
Equity capital	—	—	—	—	—	60,720
Total (1)	$65,221	76,253	102,922	135,611	202,004	$309,983

Asset/liability gap	$(10,472)	(4,950)	(10,542)	(11,403)	(1,669)
Gap/assets ratio (2)	(3.38)%	(1.60)%	(3.40)%	(3.68)%	(0.54)%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($310.0 million).

At December 31, 2018, our asset/liability gap from zero days to one year was $10.5 million, resulting in a gap/assets ratio of negative 3.40%. At December 31, 2017, our asset/liability gap from zero days to one year was $3.7 million, resulting in a gap/assets ratio of negative 1.27%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At December 31, 2018, we had a $77.0 million line of credit with the Federal Home Loan Bank of Atlanta, and had $7.6 million in borrowings outstanding and a $5.0 letter of credit outstanding.  In addition, at December 31, 2018, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at December 31, 2018.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $1.3 million and $724,000 for the three months ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $4.8 million and $20.2 million for the three months ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from FHLB advances, was $2.4 million and $10.1 million for the three months ended December 31, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2018, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2018.  Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for December 31, 2018 and September 30, 2018 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,880	29%	$9,292	4.50%	$13,422	6.50%
Total Capital
(to Risk Weighted Assets)	$63,479	31%	$16,519	8%	$20,649	10%
Tier I Capital
(to Risk Weighted Assets)	$60,880	29%	$12,389	6%	$16,519	8%
Tier I Capital
(to Average Assets)	$60,880	20%	$12,291	4%	$15,363	5%

As of September 30, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,658	30%	$9,155	4.50%	$13,223	6.50%
Total Capital
(to Risk Weighted Assets)	$63,218	31%	$16,275	8%	$20,344	10%
Tier I Capital
(to Risk Weighted Assets)	$60,658	30%	$12,206	6%	$16,275	8%
Tier I Capital
(to Average Assets)	$60,658	20%	$12,068	4%	$15,085	5%

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2018, we had outstanding commitments to originate loans of $32.0 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from December 31, 2018 totaled $26.5 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Charter of Community First Bancshares, Inc. (1)

3.2	Bylaws of Community First Bancshares, Inc. (2)

3.3	Amendment to Bylaws of Community First Bancshares, Inc. (3)

31.1	Transition Report – Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Transition Report – Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Transition Report – Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	February 12, 2019	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	February 12, 2019	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer