Form 10-Q
period 2019-03-31
Community First Bancshares, Inc.
filed 2019-05-13
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	CFBI	The NASDAQ Stock Market LLC

As of May 10, 2019, 7,424,874 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $1,867 and $1,834 at March 31, 2019 and December 31, 2018, respectively	$4,633	3,817
Interest-earning deposits in other depository institutions	26,036	33,212
Cash and cash equivalents	30,669	37,029
Investment securities held-to-maturity (estimated fair values of $996 and $993)	1,000	1,000
Investment securities available-for-sale	21,143	21,145
Federal Home Loan Bank stock	278	580
Loans, net	235,366	227,424
Other real estate owned	283	508
Premises and equipment, net	8,782	8,896
Bank owned life insurance	7,303	7,251
Accrued interest receivable and other assets	3,197	3,862
Total assets	$308,021	307,695

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$25,896	24,511
Interest-bearing checking	55,996	53,752
Market rate checking	25,280	24,936
Non-interest bearing checking	29,995	28,472
Certificate of deposits	89,791	87,510
Total deposits	226,958	219,181
Federal Home Loan Bank advances	—	7,570
Accrued interest payable and other liabilities	4,744	4,546
Total liabilities	231,702	231,297

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,538,250 issued and 7,424,874 outstanding at March 31, 2019 and 7,538,250 issued and 7,478,992 outstanding at December 31, 2018)	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,079	33,078
Treasury stock, 113,376 shares at March 31, 2019, and 59,258 shares at December 31, 2018, at cost	(1,268)	(668)
Unearned ESOP shares	(2,659)	(2,689)
Retained earnings	47,160	47,043
Accumulated other comprehensive loss	(68)	(441)
Total stockholders' equity	76,319	76,398
Total liabilities and stockholders' equity	$308,021	307,695

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest income:
Loans, including fees	$3,244	3,137
Investment securities, including dividends	142	154
Interest-earning deposits	177	76
Total interest income	3,563	3,367
Interest expense:
Deposits	511	316
Borrowings	24	37
Total interest expense	535	353
Net interest income	3,028	3,014
Non-interest income:
Service charges on deposit accounts	173	167
Small Business Administration (SBA) loan fees	5	168
Other	178	121
Total non-interest income	356	456
Non-interest expenses:
Salaries and employee benefits	1,798	1,735
Deferred compensation	52	52
Occupancy	478	413
Advertising	32	27
Data processing	262	234
Other real estate owned	2	8
Net gain on sale of other real estate owned	(34)	(20)
Legal and accounting	274	264
Organizational dues and subscriptions	80	73
Director compensation	47	55
Federal deposit insurance premiums	16	16
Other	279	225
Total non-interest expenses	3,286	3,082
Income before income taxes	98	388
Income tax (benefit) expense	(19)	55
Net income	$117	333
Basic and diluted earnings per share	$0.02	$0.04

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$117	$333

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities, net of taxes of $131 and $(135)	373	(381)

Total other comprehensive income (loss)	373	(381)

Total comprehensive income (loss)	$490	$(48)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2018 and March 31, 2019
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2017	$75	$33,063	$—	$(2,807)	$45,485	$(152)	$75,664
ESOP loan payment and release of ESOP shares	—	4	—	29	—	—	33
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(381)	(381)
Net income	—	—	—	—	333	—	333
Ending balance March 31, 2018	$75	$33,067	$—	$(2,778)	$45,818	$(533)	$75,649

Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
ESOP loan payment and release of ESOP shares	—	1	—	30	—	—	31
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	373	373
Net income	—	—	—	—	117	—	117
Ending balance March 31, 2019	$75	$33,079	$(1,268)	$(2,659)	$47,160	$(68)	$76,319

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$117	333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	223
Deferred income tax	—	(156)
ESOP expense	31	33
Net gain on sale of other real estate owned	(34)	(20)
Increase in cash surrender value of life insurance	(52)	(58)
Change in:
Accrued interest receivable and other assets	534	329
Accrued interest payable and other liabilities	198	(250)
Net cash provided by operating activities	1,022	434
Cash flows from investing activities:
Purchases of premises and equipment	(68)	(714)
Proceeds from paydowns of investment securities available-for-sale	460	500
Purchases of other investments	—	(43)
Proceeds from sales of other investments	302	—
Net change in loans	(7,942)	(10,902)
Proceeds from sales of other real estate owned	259	185
Net cash used in investing activities	(6,989)	(10,974)
Cash flows from financing activities:
Net change in demand and savings deposits	7,777	4,777
Purchase of treasury stock	(600)	—
Repayment of FHLB advances	(7,570)	—
Net cash (used in) provided by financing activities	(393)	4,777
Net change in cash and cash equivalents	(6,360)	(5,763)
Cash and cash equivalents at beginning of period	37,029	25,098
Cash and cash equivalents at end of period	$30,669	19,335
Supplemental disclosures of cash flow information:
Cash paid for interest	$555	378
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	—	52

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties. The main emphasis of the Bank is providing mortgage loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, money transfers and a variety of other banking services.  In October 2018, we opened an indirect automobile loan division, Community First Auto.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2019 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s September 30, 2018 Form 10-K. The results of operations for the quarter ended March 31, 2019, are not necessarily indicative of the results to be expected for a full year or for any other period.

On October 25, 2018, both the Company and the Bank changed their fiscal year end from September 30 to December 31.  This change will bring the Company and the Bank in line with industry standards and will improve accounting and reporting efficiencies by making the fiscal year-end and the calendar year-end the same.  As a result of the change in fiscal year, the Company filed a Transition Report on Form 10-Q covering the transition period from October 1, 2018 to December 31, 2018.

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

Net income per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter and the same quarter in the previous year.  The net income for the current period was $117,000 and the weighted average common shares outstanding were 7,451,933.  The net income for the same quarter in the previous year was $333,000 and the weighted average common shares outstanding were 7,538,250.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at March 31, 2019 and December 31, 2018 are as follows: (in thousands)

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(4)	996
December 31, 2018 _
U.S. Government sponsored enterprises	$1,000	—	(7)	993

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The U.S. government sponsored enterprise security as of March 31, 2019 is comprised of one debt financing security issued by a government agency that matures within one year.

There were no sales of securities held-to-maturity during the three months ended March 31, 2019 or 2018.

The one held-to-maturity security was pledged to secure public deposits at both March 31, 2019 and December 31, 2018.

Investment Securities Available-for-Sale

Investment securities available-for-sale at March 31, 2019 and December 31, 2018 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2019	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,652	78	(1)	5,729
Municipal securities - taxable	3,116	12	(29)	3,099
Government agency securities	501	—	(6)	495
Government agency mortgage-backed securities	11,966	—	(146)	11,820
Total	$21,235	90	(182)	21,143
December 31, 2018 _
Municipal securities - tax exempt	$5,670	12	(73)	5,609
Municipal securities - taxable	3,119	—	(132)	2,987
Government agency securities	501	—	(10)	491
Government agency mortgage-backed securities	12,451	—	(393)	12,058
Total	$21,741	12	(608)	21,145

There were no securities in an unrealized loss position less than 12 months and 26 securities were in an unrealized loss position 12 months or greater as of March 31, 2019.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by U.S. Government sponsored agencies or financially stable municipalities.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
Greater than 1 to 5 years	749	764
Greater than 5 to 10 years	4,903	4,965
Greater than 10 years	—	—
	5,652	5,729
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	2,106	2,107
Greater than 10 years	1,010	992
	3,116	3,099
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	501	495
Greater than 5 to 10 years	—	—
Greater than 10 years	—	—
	501	495
Government agency mortgage-backed securities	11,966	11,820
Total	$21,235	21,143

There were no sales of securities available-for-sale during the three months ended March 31, 2019 or 2018.

Securities with a carrying value of approximately $1.8 million were pledged to secure public deposits at March 31, 2019 and December 31, 2018.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at March 31, 2019 and December 31, 2018 are summarized as follows: (in thousands)

	March 31, 2019	December 31, 2018
Commercial (secured by real estate)	$53,082	50,716
Commercial and industrial	26,256	25,612
Construction, land and acquisition & development	16,475	12,367
Residential mortgage 1-4 family	132,352	138,156
Consumer installment	11,347	4,595
Total	239,512	231,446
Less allowance for loan losses	(4,146)	(4,022)
Total loans, net	$235,366	227,424

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $119.9 million and $125.0 million were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at March 31, 2019 and December 31, 2018, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three months ended March 31, 2019 and 2018: (in thousands)

March 31, 2019	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,619	1,520	108	641	127	7	4,022
Provision	24	(9)	24	(192)	154	(1)	—
Charge-offs	—	(26)	—	—	(1)	—	(27)
Recoveries	25	18	—	107	1	—	151
Ending balance	$1,668	1,503	132	556	281	6	4,146
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	—	—	10	—	—	13
Collectively evaluated for impairment	1,665	1,503	132	546	281	6	4,133
Total ending allowance	$1,668	1,503	132	556	281	6	4,146
Loans:
Individually evaluated for impairment	$2,006	—	—	3,332	1	—	5,339
Collectively evaluated for impairment	51,076	26,256	16,475	129,020	11,346	—	234,173
Total loans	$53,082	26,256	16,475	132,352	11,347	—	239,512

March 31, 2018
Allowance for loan losses:
Beginning balance	$1,747	803	329	1,648	74	9	4,610
Provision	(420)	805	(64)	(342)	22	(1)	—
Charge-offs	—	(400)	—	(45)	(27)	—	(472)
Recoveries	1	22	—	5	—	—	28
Ending balance	$1,328	1,230	265	1,266	69	8	4,166
Ending allowance attributable to loans:
Individually evaluated for impairment	$11	—	—	7	—	—	18
Collectively evaluated for impairment	1,317	1,230	265	1,259	69	8	4,148
Total ending allowance	$1,328	1,230	265	1,266	69	8	4,166
Loans:
Individually evaluated for impairment	$1,991	992	—	5,830	3	—	8,816
Collectively evaluated for impairment	35,365	25,757	21,990	136,193	2,580	—	221,885
Total loans	$37,356	26,749	21,990	142,023	2,583	—	230,701

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at March 31, 2019 and December 31, 2018 were as follows: (in thousands)

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$262	1,119	—	242	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,828	3,562	—	2,468	37
Consumer installment	1	1	—	1	—
	3,091	4,682	—	2,711	43
With an allowance recorded:
Commercial (secured by real estate)	1,744	1,744	3	1,750	26
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	504	504	10	497	2
Consumer installment	—	—	—	—	—
	2,248	2,248	13	2,247	28
Total impaired loans	$5,339	6,930	13	4,958	71

December 31, 2018
With no related allowance recorded:
Commercial (secured by real estate)	$167	1,023	—	185	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,458	4,265	—	3,287	37
Consumer installment	1	1	—	6	—
	3,626	5,289	—	3,478	43
With an allowance recorded:
Commercial (secured by real estate)	1,759	1,759	3	1,777	27
Commercial and industrial	27	27	—	14	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	140	139	2	141	2
Consumer installment	—	—	—	—	—
	1,926	1,925	5	1,932	29
Total impaired loans	$5,552	7,214	5	5,410	72

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2019 and December 31, 2018 by class of loans: (in thousands)

March 31, 2019	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$161	238	—	399	52,683	53,082	291
Commercial and industrial	—	—	—	—	26,256	26,256	—
Construction, land and acquisition & development	—	—	—	—	16,475	16,475	—
Residential mortgage	1,316	—	107	1,423	130,929	132,352	1,573
Consumer installment	10	36	—	46	11,301	11,347	—
Total	$1,487	274	107	1,868	237,644	239,512	1,864

December 31, 2018
Commercial (secured by real estate)	$—	—	—	—	50,716	50,716	56
Commercial and industrial	—	—	—	—	25,612	25,612	27
Construction, land and acquisition & development	—	—	—	—	12,367	12,367	—
Residential mortgage	196	1,039	228	1,463	136,693	138,156	1,744
Consumer installment	9	1	1	11	4,584	4,595	1
Total	$205	1,040	229	1,474	229,972	231,446	1,828

There were no loans past due 90 days or greater and still accruing interest as of March 31, 2019 and December 31, 2018.

There were no new troubled debt restructurings during the three months ended March 31, 2019 or 2018.  No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2019 or 2018.

The Bank has allocated an allowance for loan losses of approximately $6,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively.

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

Special Mention. Loans have potential weaknesses that may, if not corrected, weaken or inadequately protect the Bank's credit position at some future date.  Weaknesses are generally the result of deviation from prudent lending practices, such as over advances on collateral.  Credits in this category should, within a 12-month period, move to Pass if improved or drop to Substandard if poor trends continue.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2019, and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

March 31, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$52,633	—	449	—	53,082
Commercial and industrial	26,256	—	—	—	26,256
Construction, land and acquisition & development	16,475	—	—	—	16,475
Residential mortgage	127,898	65	4,389	—	132,352
Consumer installment	11,300	—	47	—	11,347
Total	$234,562	65	4,885	—	239,512

December 31, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$50,395	—	321	—	50,716
Commercial and industrial	25,585	—	27	—	25,612
Construction, land and acquisition & development	12,367	—	—	—	12,367
Residential mortgage	132,167	65	5,924	—	138,156
Consumer installment	4,553	—	42	—	4,595
Total	$225,067	65	6,314	—	231,446

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $15.1 million at March 31, 2019 and $14.2 million at December 31, 2018.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $45.0 million at March 31, 2019 and $42.4 million at December 31, 2018.

(5)	Borrowings

The following Federal Home Loan Bank of Atlanta (“FHLB”) advances, which required monthly or quarterly interest payments, were outstanding at December 31, 2018:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$7,570,000

All of these advances were repaid during the quarter ended March 31, 2019. The FHLB advances were collateralized by certain loans which totaled approximately $125.0 million at December 31, 2018, and by the Company’s investment in FHLB stock which totaled approximately $580,000 at December 31, 2018.

The Company had one FHLB letter of credit of $2.5 million and $5.0 million, used to collateralize public deposits, outstanding at March 31, 2019 and December 31, 2018, respectively.

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three months ended March 31, 2019 and 2018 was approximately $31,000 and $33,000, respectively.  The balance of the note payable of the ESOP was $2,750,592 at March 31, 2019 and December 31, 2018. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2019, 23,600 shares had been released.

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

Deposits

The fair value of savings accounts, interest bearing checking accounts, non-interest bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $21.1 million at March 31, 2019 and December 31, 2018.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2019 and December 31, 2018 (in thousands).

March 31, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	283	283
Impaired loans	—	—	5,326	5,326
Total assets at fair value	$—	—	5,609	5,609

December 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	508	508
Impaired loans	—	—	5,547	5,547
Total assets at fair value	$—	—	6,055	6,055

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,669	30,669	37,029	37,029
Investment securities
available-for-sale	$21,143	21,143	21,145	21,145
held-to-maturity	$1,000	996	1,000	993
FHLB Stock	$278	278	580	580
Loans, net	$235,366	207,358	227,424	198,403
Cash surrender value of life insurance	$7,303	7,303	7,251	7,251
Financial liabilities:
Deposits	$226,958	227,412	219,181	219,319
FHLB advances	$—	—	7,570	7,656

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at March 31, 2019. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets increased $326,000, or 0.1%, to $308.0 million at March 31, 2019 from $307.7 million at December 31, 2018.  The increase was due primarily to an increase in loans, offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $6.4 million, or 17.2%, to $30.7 million at March 31, 2019 from $37.0 million at December 31, 2018. The decrease resulted as we deployed excess cash to fund loan growth and repay borrowings, partially offset by increased deposits.

Loans held for investment increased $7.9 million, or 3.5%, to $235.4 million at March 31, 2019 from $227.4 million at December 31, 2018.  Construction loans increased $4.1 million, or 33.2%, to $16.5 million at March 31, 2019 from $12.4 million at December 31, 2018 as draws on previously closed construction loans were disbursed and as new construction loans were made, including a $1.3 million Small Business Administration construction loan.  Commercial real estate loans increased $2.4 million, or 4.7% to $53.1 million at March 31, 2019 from $25.6 million at December 31, 2018.  Commercial loans increased $644,000, or 2.5%, to $26.3 million at March 31, 2019 from $25.6 million at December 31, 2018.  Consumer loans increased $6.8 million or 146.9% to $11.3 million at March 31, 2019 from $4.6 million at December 31, 2018, as we opened our indirect automobile lending division, Community First Auto, in a former branch office location in October 2018 and have seen loan volume increase significantly as more automobile dealership relationships were established. These increases were partially offset by a decrease in one-to-four family residential real estate loans of $5.8 million, or 4.2%, to $132.4 million at March 31, 2019 from $138.2 million at December 31, 2018 as mortgage loans continue to be refinanced at lower rates than we offer.

Securities available-for-sale remained unchanged at $21.1 million at March 31, 2019, and December 31, 2018, as paydowns on mortgage-backed securities were offset by market value increases in the portfolio.

Total deposits increased $7.8 million, or 3.6%, to $227.0 million at March 31, 2019 from $219.2 million at December 31, 2018.  The increase was caused by increases in all deposit account types, including increases of $2.3 million, or 2.6%, in certificates of deposit, $2.2 million, or 4.2%, in interest-bearing checking accounts, $1.5 million, or 5.4%, in non-interest-bearing checking accounts, $1.4 million, or 5.7%, in savings accounts, and $344,000, or 1.4%, in market rate checking accounts.  Deposits have increased largely from the opening of new accounts.

We had no outstanding borrowings at March 31, 2019, compared to $7.6 million of Federal Home Loan Bank advances at December 31, 2018, as we have funded our operations with excess cash provided by an increase in deposits.

Stockholders’ equity was $76.3 million at March 31, 2019, compared to $76.4 million at December 31, 2018.  Net income of $117,000 for the three months ended March 31, 2019 and a decrease in accumulated other comprehensive loss were offset by treasury stock repurchases during the quarter.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$231,884	$3,244	5.60%	$218,765	$3,137	5.74%
Securities	22,245	134	2.40%	24,361	146	2.39%
Interest-earning deposits	21,627	177	3.28%	19,080	76	1.58%
Federal Home Loan Bank of Atlanta stock	471	8	7.00%	540	8	6.16%
Total interest-earning assets	276,227	3,563	5.16%	262,746	3,367	5.13%
Non-interest-earning assets	31,028			23,814
Total assets	$307,255			$286,560

Interest-bearing liabilities:
Savings accounts	$25,376	$6	0.10%	$24,376	$2	0.04%
Interest-bearing checking	54,612	99	0.72%	41,188	59	0.58%
Market Rate checking accounts	25,062	51	0.82%	23,036	16	0.27%
Certificates of Deposits	88,368	355	1.61%	84,528	239	1.13%
Total interest-bearing deposits	193,418	511	1.06%	173,128	316	0.73%
Borrowings	4,957	24	1.94%	7,570	37	1.95%
Total interest-bearing liabilities	198,375	535	1.08%	180,698	353	0.78%
Non-interest-bearing liabilities	32,714			30,154
Total liabilities	231,089			210,852
Total stockholders' equity	76,166			75,708
Total liabilities and stockholders' equity	$307,255			$286,560
Net interest income		$3,028			$3,014
Net interest rate spread (1)			4.08%			4.35%
Net interest-earning assets (2)	$77,852			$82,048
Net interest margin (3)			4.38%			4.59%
Average interest-earning assets to interest-bearing liabilities	139.25%			145.41%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$513	$(406)	$107
Securities	(17)	5	(12)
Interest-earning deposits and federal funds	11	90	101
Federal Home Loan Bank of Atlanta stock	(4)	4	—
Total interest-earning assets	503	(307)	196

Interest-bearing liabilities:
Savings accounts	—	4	4
Interest-bearing checking	23	17	40
Market rate checking	1	34	35
Certificates of deposits	11	105	116
Total deposits	35	160	195
Borrowings	(13)	—	(13)
Total interest-bearing liabilities	22	160	182

Change in net interest income	$481	$(467)	$14

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income decreased $216,000 to $117,000 for the three months ended March 31, 2019, compared to $333,000 for the three months ended March 31, 2018.  The decrease was due primarily to an increase in non-interest expenses of $204,000 and a decrease in non-interest income of $100,000.

Interest Income. Interest income increased $196,000, or 5.8%, to $3.6 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018.  The increase was due to increases in interest income on loans and interest-earning deposits, partially offset by a decrease in interest income on investment securities.

Interest income on loans increased $107,000, or 3.4%, to $3.2 million for the three months ended March 31, 2019 from $3.1 million for the three months ended March 31, 2018. Our average balance of loans increased $13.1 million, or 6.0%, to $231.9 million for the three months ended March 31, 2019 from $218.8 million for the three months ended March 31, 2018.  The increase in the average balance of loans resulted primarily from the opening of our indirect automobile lending division, Community First Auto, in a former branch office location in October 2018.  Our average yield on loans decreased 14 basis points to 5.60% for the three months ended March 31, 2019 from 5.74% for the three months ended March 31, 2018, due primarily to changes in our loan portfolio composition and competitive pressure on rates.

Interest income on interest-earning deposits increased $101,000 or 132.9%, to $177,000 for the three months ended March 31, 2019 from $76,000 for the three months ended March 31, 2018.  The increase in interest income on interest-earning deposits was due primarily to a 170 basis point increase in yield, reflecting increases in market interest rates.  Our average balance of interest-earning deposits increased $2.5 million, or 13.3%, to $21.6 million for the three months ended March 31, 2019 from $19.1 million for the three months ended March 31, 2018, as increases in customer deposits provided adequate funds to invest in loans and repay borrowings.

Interest income on securities (excluding Federal Home Loan Bank stock) decreased $12,000 to $134,000 for the three months ended March 31, 2019 from $146,000 for the three months ended March 31, 2018.  The average balance of securities decreased $2.1 million, or 8.7%, to $22.2 million for the three months ended March 31, 2019 from $24.4 million for the three months ended March 31, 2018.  The average yield on securities increased one basis point, to 2.40% from 2.39%.

Interest Expense. Interest expense increased $182,000, or 51.6%, to $535,000 for the three months ended March 31, 2019, compared to $353,000 for the three months ended March 31, 2018, due to an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

We experienced an increase in interest expense for all deposit categories.  Interest expense on certificates of deposit increased $116,000 to $355,000 for the three months ended March 31, 2019 from $239,000 for the three months ended March 31, 2018.  The average rate we paid on certificates of deposit increased 48 basis points to 1.61% for the three months ended March 31, 2019 from 1.13% for the three months ended March 31, 2018, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit increased to $88.4 million for the three months ended March 31, 2019 compared to $84.5 million for the three months ended March 31, 2018.  Interest expense on interest-bearing checking accounts increased $40,000 to $99,000 for the three months ended March 31, 2019 compared to $59,000 for the three months ended March 31, 2018.  The average balance of and rate paid on interest-bearing checking accounts increased to $54.6 million and 0.72%, respectively, for the three months ended March 31, 2019, from $41.2 million and 0.58%, respectively, for the three months ended March 31, 2018, as we continue to see an increase in the number of Kasasa reward based checking accounts opened.

Interest expense on borrowings decreased to $24,000 for the three months ended March 31, 2019 compared to $37,000 for the three months ended March 31, 2018, as the average balance of borrowings decreased to $5.0 million from $7.6 million, as we repaid our FHLB advances during the quarter and have funded our operations with excess cash provided by an increase in deposits.

Net Interest Income. Net interest income increased $14,000, or 0.5%, and was $3.0 million for each of the three months ended March 31, 2019 and 2018.  Our average net interest-earning assets decreased by $4.2 million, or 5.1%, to $77.9 million for the three months ended March 31, 2019 from $82.0 million for the three months ended March 31, 2018, and our net interest rate spread decreased by 27 basis points to 4.08% for the three months ended March 31, 2019 from 4.35% for the three months ended March 31, 2018, reflecting increases in the average balance of interest-bearing liabilities and the rate paid on interest-bearing liabilities.  Our net interest margin decreased by 21 basis points to 4.38% for the three months ended March 31, 2019 from 4.59% for the three months ended March 31, 2018.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended March 31, 2019 or the three months ended March 31, 2018.  Our allowance for loan losses was $4.1 million at March 31, 2019 compared to $4.0 million at December 31, 2018 and $4.2 million at March 31, 2018.  The allowance for loan losses to total loans was 1.73% at March 31, 2019 compared to 1.74% at December 31, 2018 and 1.81% at March 31, 2018.  The allowance for loan losses to non-performing loans was 222.4% at March 31, 2019 compared to 220.0% at December 31, 2018 and 65.13% at March 31, 2018.  We had recoveries of $151,000 during the three months ended March 31, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $100,000, or 21.9%, to $356,000 for the three months ended March 31, 2019 from $456,000 for the three months ended March 31, 2018.  The decrease resulted primarily from a decrease in Small Business Administration loan fees of $163,000, due to fewer Small Business Administration loans being closed during the quarter, partially offset by increases in service charges on deposit accounts and other non-interest income of $6,000 and $57,000, respectively, during the three months ended March 31, 2019.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,798	$1,735	$63	3.6%
Deferred compensation	52	52	—	—
Occupancy	478	413	65	15.7%
Advertising	32	27	5	18.5%
Data processing	262	234	28	12.0%
Other real estate owned	2	8	(6)	(75.0)%
Net gain on sale of other real estate owned	(34)	(20)	(14)	(70.0)%
Legal and accounting	274	264	10	3.8%
Organizational dues and subscriptions	80	73	7	9.6%
Director compensation	47	55	(8)	(14.5)%
Federal deposit insurance premiums	16	16	—	—
Other	279	225	54	24.0%
Total non-interest expenses	$3,286	$3,082	$204	6.6%

Occupancy expense increased due to the renovation of our main office, various equipment purchases and increased software expenses.  Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense.  Data processing expense increased due to growth in deposit accounts and an increase in consumer loans as a result of our indirect automobile lending division, Community First Auto.  Other non-interest expenses increased due to increased loan related expenses and training expenses related to our core computer conversion.

Income Tax Expense. We incurred income tax benefit of $19,000 for the three months ended March 31, 2019 compared to income tax expense of $55,000 for the three months ended March 31, 2018 due to less pretax income than the previous quarter and generation of additional tax credits.

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

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, during the year ended September 30, 2018, we introduced adjustable-rate, one- to four-family residential real estate loans in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates.

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

The table below sets forth, as of March 31, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,502	2.10%
+200	12,392	1.20%
Level	12,245	—
-200	11,333	(7.45)%
-400	10,411	(14.98)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.20% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.45% decrease in net interest income.  At March 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.96% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 8.01% decrease in net interest income.

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

The table below sets forth, as of March 31, 2019, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$57,500	$(13,878)	(19.44)%	20.77%	(238)
+200	63,847	(7,531)	(10.55)%	21.91%	(124)
—	71,378	—	—	23.15%	—
-200	72,161	783	1.10%	22.42%	(73)
-400	68,572	(2,806)	(3.93)%	21.35%	(180)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at March 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 10.55% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.10% increase in net economic value.  At March 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 12.60% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.17% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of March 31, 2019, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended March 31, 2019.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$19,909	19,909	19,909	19,909	19,909	$31,249
Investments	1,105	2,603	3,574	5,806	10,066	22,640
Net loans	41,464	53,974	72,985	106,283	177,541	237,457
Other assets	—	—	—	—	—	18,085
Total	$62,478	76,486	96,468	131,998	207,516	$309,431

Liabilities:
Non-maturity deposits	$58,476	63,259	72,825	91,606	125,885	$149,157
Certificates of deposit	5,936	12,387	30,107	40,982	72,992	89,791
Borrowings	—	—	—	—	—	2,751
Other liabilities	—	—	—	—	—	6,396
Equity capital	—	—	—	—	—	61,336
Total (1)	$64,412	75,646	102,932	132,588	198,877	$309,431

Asset/liability gap	$(1,934)	840	(6,464)	(590)	8,639
Gap/assets ratio (2)	(0.63)%	(0.27)%	(2.09)%	(0.19)%	(2.79)%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($310.0 million).

At March 31, 2019, our asset/liability gap from zero days to one year was $6.5 million, resulting in a gap/assets ratio of negative 2.90%. At March 31, 2018, our asset/liability gap from zero days to one year was $845,000, resulting in a gap/assets ratio of negative 0.29%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At March 31, 2019, we had a $77.0 million line of credit with the Federal Home Loan Bank of Atlanta, with a $5.0 letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at March 31, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $434,000 for the three months ended March 31, 2018.  Net cash used in investing activities, which consist primarily of disbursements for loan originations, was $7.0 million and $11.0 million for the three months ended March 31, 2019 and 2018, respectively.  Net cash used in financing activities, which consist primarily of activity in deposit accounts and repayments of FHLB advances, was $393,000 for the three months ended March 31, 2019, compared to net cash provided by financing activities of $4.8 million for the three months ended March 31, 2018.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2019, we exceeded all of our regulatory capital requirements and ere categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for March 31, 2019 and December 31, 2018 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,123	29%	$9,562	4.50%	$13,812	6.50%
Total Capital
(to Risk Weighted Assets)	$63,797	30%	$16,999	8%	$21,249	10%
Tier I Capital
(to Risk Weighted Assets)	$61,123	29%	$12,749	6%	$16,999	8%
Tier I Capital
(to Average Assets)	$61,123	20%	$12,361	4%	$15,451	5%

As of December 31, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,880	29%	$9,292	4.50%	$13,422	6.50%
Total Capital
(to Risk Weighted Assets)	$63,479	31%	$16,519	8%	$20,649	10%
Tier I Capital
(to Risk Weighted Assets)	$60,880	29%	$12,389	6%	$16,519	8%
Tier I Capital
(to Average Assets)	$60,880	20%	$12,291	4%	$15,363	5%

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At March 31, 2019, we had outstanding commitments to originate loans of $27.3 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from March 31, 2019 totaled $30.1 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	May 13, 2019	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	May 13, 2019	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer