Form 10-Q
period 2019-06-30
Community First Bancshares, Inc.
filed 2019-08-12
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Common Stock, par value $0.01 per share         CFBIThe NASDAQ Stock Market LLC

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

As of August 8, 2019, 7,557,848 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2019 (unaudited)	December 31, 2018
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $2,040 and $1,834 at June 30, 2019 and December 31, 2018, respectively	$4,642	3,817
Interest-earning deposits in other depository institutions	15,075	33,212
Cash and cash equivalents	19,717	37,029
Investment securities held-to-maturity (estimated fair values of $999 and $993)	1,000	1,000
Investment securities available-for-sale	20,813	21,145
Federal Home Loan Bank stock	278	580
Loans, net	243,632	227,424
Other real estate owned	-	508
Premises and equipment, net	8,778	8,896
Bank owned life insurance	7,356	7,251
Accrued interest receivable and other assets	3,514	3,862
Total assets	$305,088	307,695

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$24,496	24,511
Interest-bearing checking	50,161	53,752
Market rate checking	26,738	24,936
Non-interest bearing checking	28,668	28,472
Certificate of deposits	93,020	87,510
Total deposits	223,083	219,181
Federal Home Loan Bank advances	—	7,570
Accrued interest payable and other liabilities	5,250	4,546
Total liabilities	228,333	231,297

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,671,224 issued and 7,557,848 outstanding at June 30, 2019 and 7,538,250 issued and 7,478,992 outstanding at December 31, 2018)	77	75
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,148	33,078
Treasury stock, 113,376 shares at June 30, 2019, and 59,258 shares at December 31, 2018, at cost	(1,268)	(668)
Unearned ESOP shares	(2,630)	(2,689)
Retained earnings	47,278	47,043
Accumulated other comprehensive income (loss)	150	(441)
Total stockholders' equity	76,755	76,398
Total liabilities and stockholders' equity	$305,088	307,695

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest income:
Loans, including fees	$3,549	3,330	$6,793	6,467
Investment securities, including dividends	128	150	270	304
Interest-earning deposits	123	90	300	166
Total interest income	3,800	3,570	7,363	6,937
Interest expense:
Deposits	546	365	1,057	681
Borrowings	—	37	24	74
Total interest expense	546	402	1,081	755
Net interest income before provision for loan losses	3,254	3,168	6,282	6,182
Provision for loan losses	—	300	—	300
Net interest income after provision for loan losses	3,254	2,868	6,282	5,882
Non-interest income:
Service charges on deposit accounts	187	175	360	342
Small Business Administration (SBA) loan fees	2	485	7	654
Other	150	134	328	254
Total non-interest income	339	794	695	1,250
Non-interest expenses:
Salaries and employee benefits	1,861	1,647	3,659	3,382
Deferred compensation	51	51	103	103
Occupancy	477	428	956	841
Advertising	35	55	67	82
Data processing	350	216	612	450
Other real estate owned	15	53	17	61
Net gain on sale of other real estate owned	(62)	(4)	(96)	(24)
Legal and accounting	259	223	533	487
Organizational dues and subscriptions	73	82	153	155
Director compensation	50	53	96	108
Federal deposit insurance premiums	16	16	32	32
Other	337	256	616	481
Total non-interest expenses	3,462	3,076	6,748	6,158
Income before income taxes	131	586	229	974
Income tax expense (benefit)	13	(32)	(6)	23
Net income	$118	618	$235	951
Basic and diluted earnings per share	$0.02	$0.08	$0.03	$0.13

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$118	$618	$235	$951

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities, net of taxes of $77, $(1), $208 and $(135)	218	(2)	591	(383)

Total other comprehensive income (loss)	218	(2)	591	(383)

Total comprehensive income	$336	$616	$826	$568

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2018 and June 30, 2019
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2017	$75	$33,063	$—	$(2,807)	$45,485	$(152)	$75,664
ESOP loan payment and release of ESOP shares	—	4	—	29	—	—	33
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(381)	(381)
Net income	—	—	—	—	333	—	333
Ending balance March 31, 2018	$75	$33,067	$—	$(2,778)	$45,818	$(533)	$75,649
ESOP loan payment and release of ESOP shares	—	3	—	30	—	—	33
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	618	—	618
Ending balance June 30, 2018	$75	$33,070	$—	$(2,748)	$46,436	$(535)	$76,298

Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
ESOP loan payment and release of ESOP shares	—	1	—	30	—	—	31
Issuance of restricted stock awards	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	373	373
Net income	—	—	—	—	117	—	117
Ending balance March 31, 2019	$75	$33,079	$(1,268)	$(2,659)	$47,160	$(68)	$76,319
ESOP loan payment and release of ESOP shares	—	2	—	29	—	—	31
Issuance of restricted stock awards	2	43	—	—	—	—	45
Stock based compensation expense	—	24	—	—	—	—	24
Purchase of treasury stock	—	—	—	—	—	—	—
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	218	218
Net income	—	—	—	—	118	—	118
Ending balance June 30, 2019	$77	$33,148	$(1,268)	$(2,630)	$47,278	$150	$76,755

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$235	951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	300
Depreciation and amortization	435	457
Stock-based compensation expense	70	—
Deferred income tax	(17)	181
ESOP expense	61	66
Net gain on sale of other real estate owned	(96)	(24)
Increase in cash surrender value of life insurance	(105)	(117)
Change in:
Accrued interest receivable and other assets	157	543
Accrued interest payable and other liabilities	704	64
Net cash provided by operating activities	1,444	2,421
Cash flows from investing activities:
Purchases of premises and equipment	(220)	(744)
Proceeds from paydowns of investment securities available-for-sale	1,034	1,039
Purchases of other investments	—	(43)
Proceeds from sales of other investments	302	—
Net change in loans	(16,208)	(7,901)
Proceeds from sales of other real estate owned	604	137
Net cash used in investing activities	(14,488)	(7,512)
Cash flows from financing activities:
Net change in demand and savings deposits	3,902	6,316
Purchase of treasury stock	(600)	—
Repayment of FHLB advances	(7,570)	—
Net cash (used in) provided by financing activities	(4,268)	6,316
Net change in cash and cash equivalents	(17,312)	1,225
Cash and cash equivalents at beginning of period	37,029	25,098
Cash and cash equivalents at end of period	$19,717	26,323
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,101	779

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2019 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s September 30, 2018 Form 10-K. The results of operations for the quarter ended June 30, 2019, are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Net income per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter and the same quarter in the previous year.  The net income for the current period was $118,000 and the weighted average common shares outstanding were 7,525,700.  The net income for the current year to date period was $235,000 and the weighted average common shares outstanding were 7,489,020.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at June 30, 2019 and December 31, 2018 are as follows: (in thousands)

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(1)	999
December 31, 2018
U.S. Government sponsored enterprises	$1,000	—	(7)	993

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The U.S. government sponsored enterprise security as of June 30, 2019 is comprised of one debt financing security issued by a government agency that matures within one year.

There were no sales of securities held-to-maturity during the three and six months ended June 30, 2019 or 2018.

The one held-to-maturity security was pledged to secure public deposits at both June 30, 2019 and December 31, 2018.

Investment Securities Available-for-Sale

Investment securities available-for-sale at June 30, 2019 and December 31, 2018 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
June 30, 2019	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$5,635	161	—	5,796
Municipal securities - taxable	3,113	87	—	3,200
Government agency securities	501	—	(2)	499
Government agency mortgage-backed securities	11,361	13	(56)	11,318
Total	$20,610	261	(58)	20,813
December 31, 2018
Municipal securities - tax exempt	$5,670	12	(73)	5,609
Municipal securities - taxable	3,119	—	(132)	2,987
Government agency securities	501	—	(10)	491
Government agency mortgage-backed securities	12,451	—	(393)	12,058
Total	$21,741	12	(608)	21,145

There were no securities in an unrealized loss position less than 12 months and 14 securities were in an unrealized loss position 12 months or greater as of June 30, 2019.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by U.S. Government sponsored agencies or financially stable municipalities.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—
Greater than 1 to 5 years	1,577	1,616
Greater than 5 to 10 years	4,058	4,180
Greater than 10 years	—	—
	5,635	5,796
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	3,113	3,200
Greater than 10 years	—	—
	3,113	3,200
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	501	499
Greater than 5 to 10 years	—	—
Greater than 10 years	—	—
	501	499
Government agency mortgage-backed securities	11,361	11,318
Total	$20,610	20,813

There were no sales of securities available-for-sale during the three and six months ended June 30, 2019 or 2018.

Securities with a carrying value of approximately $1.8 million were pledged to secure public deposits at June 30, 2019 and December 31, 2018.

(3)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at June 30, 2019 and December 31, 2018 are summarized as follows: (in thousands)

	June 30, 2019	December 31, 2018
Commercial (secured by real estate)	$54,805	50,716
Commercial and industrial	25,286	25,612
Construction, land and acquisition & development	19,452	12,367
Residential mortgage 1-4 family	128,807	138,156
Consumer installment	19,462	4,595
Total	247,812	231,446
Less allowance for loan losses	(4,180)	(4,022)
Total loans, net	$243,632	227,424

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $117.5 million and $125.0 million were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at June 30, 2019 and December 31, 2018, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the six months ended June 30, 2019 and 2018: (in thousands)

June 30, 2019	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,619	1,520	108	641	127	7	4,022
Provision	36	(113)	37	(342)	386	(4)	—
Charge-offs	—	(26)	—	(125)	(5)	—	(156)
Recoveries	50	27	—	236	1	—	314
Ending balance	$1,705	1,408	145	410	509	3	4,180
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	—	—	1	—	—	3
Collectively evaluated for impairment	1,703	1,408	145	409	509	3	4,177
Total ending allowance	$1,705	1,408	145	410	509	3	4,180
Loans:
Individually evaluated for impairment	$1,899	—	—	2,840	1	—	4,740
Collectively evaluated for impairment	52,906	25,286	19,452	125,967	19,461	—	243,072
Total loans	$54,805	25,286	19,452	128,807	19,462	—	247,812

June 30, 2018
Allowance for loan losses:
Beginning balance	$1,747	803	329	1,648	74	9	4,610
Provision	(560)	1,867	(114)	(905)	19	(7)	300
Charge-offs	—	(1,100)	—	(44)	(27)	—	(1,171)
Recoveries	51	22	—	196	1	—	270
Ending balance	$1,238	1,592	215	895	67	2	4,009
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	—	—	8	—	—	11
Collectively evaluated for impairment	1,235	1,592	215	887	67	2	3,998
Total ending allowance	$1,238	1,592	215	895	67	2	4,009
Loans:
Individually evaluated for impairment	$1,994	277	—	5,835	2	—	8,108
Collectively evaluated for impairment	35,497	27,336	21,475	132,151	2,728	—	219,187
Total loans	$37,491	27,613	21,475	137,986	2,730	—	227,295

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at June 30, 2019 and December 31, 2018 were as follows: (in thousands)

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$294	1,320	—	317	1
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,702	3,339	—	2,777	36
Consumer installment	1	1	—	1	6
	2,997	4,660	—	3,095	43
With an allowance recorded:
Commercial (secured by real estate)	1,605	1,605	2	1,628	26
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	138	138	1	139	2
Consumer installment	—	—	—	—	—
	1,743	1,743	3	1,767	28
Total impaired loans	$4,740	6,402	3	4,862	71

December 31, 2018
With no related allowance recorded:
Commercial (secured by real estate)	$167	1,023	—	185	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,458	4,265	—	3,287	37
Consumer installment	1	1	—	6	—
	3,626	5,289	—	3,478	43
With an allowance recorded:
Commercial (secured by real estate)	1,759	1,759	3	1,777	27
Commercial and industrial	27	27	—	14	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	140	139	2	141	2
Consumer installment	—	—	—	—	—
	1,926	1,925	5	1,932	29
Total impaired loans	$5,552	7,214	5	5,410	72

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2019 and December 31, 2018 by class of loans: (in thousands)

June 30, 2019	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$15	27	—	42	54,763	54,805	174
Commercial and industrial	22	—	—	22	25,264	25,286	—
Construction, land and acquisition & development	—	—	—	—	19,452	19,452	—
Residential mortgage	312	1,080	197	1,589	127,218	128,807	1,134
Consumer installment	17	22	16	55	19,407	19,462	16
Total	$366	1,129	213	1,708	246,104	247,812	1,324

December 31, 2018
Commercial (secured by real estate)	$—	—	—	—	50,716	50,716	56
Commercial and industrial	—	—	—	—	25,612	25,612	27
Construction, land and acquisition & development	—	—	—	—	12,367	12,367	—
Residential mortgage	196	1,039	228	1,463	136,693	138,156	1,744
Consumer installment	9	1	1	11	4,584	4,595	1
Total	$205	1,040	229	1,474	229,972	231,446	1,828

There were no loans past due 90 days or greater and still accruing interest as of June 30, 2019 and December 31, 2018.

There were no new troubled debt restructurings during the six months ended June 30, 2019 or 2018.  One troubled debt restructuring subsequently defaulted during the six months ended June 30, 2019.  No troubled debt restructurings subsequently defaulted during the six months ended June 30, 2018.

The Bank has allocated an allowance for loan losses of approximately $3,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2019, and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

June 30, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,607	—	198	—	54,805
Commercial and industrial	25,286	—	—	—	25,286
Construction, land and acquisition & development	19,452	—	—	—	19,452
Residential mortgage	123,886	316	4,605	—	128,807
Consumer installment	19,407	—	55	—	19,462
Total	$242,638	316	4,858	—	247,812

December 31, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$50,395	—	321	—	50,716
Commercial and industrial	25,585	—	27	—	25,612
Construction, land and acquisition & development	12,367	—	—	—	12,367
Residential mortgage	132,167	65	5,924	—	138,156
Consumer installment	4,553	—	42	—	4,595
Total	$225,067	65	6,314	—	231,446

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $16.0 million at June 30, 2019 and $14.2 million at December 31, 2018.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $48.7 million at June 30, 2019 and $42.4 million at December 31, 2018.

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

The Company had one FHLB letter of credit of $4.5 million and $5.0 million, used to collateralize public deposits, outstanding at June 30, 2019 and December 31, 2018, respectively.

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three and six months ended June 30, 2019 and 2018 was approximately $30,000 and $33,000 and $61,000 and $66,000, respectively.  The balance of the note payable of the ESOP was $2,750,592 at June 30, 2019 and December 31, 2018. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of June 30, 2019, 23,600 shares had been released.

(7)	Stock-Based Compensation

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In August 2018, with subsequent shareholder approval, the 2018 Equity Incentive Plan was approved up to 517,123 share of common stock and up to 369,374 stock options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.  Dividend yield is 0%, expected volatility is 20.35%, the risk-free interest rate is 2.41%, expected average life is 7.5 years and the weighted average per share fair value of options is $2.97.

Stock options of 247,479 with a weighted average exercise price of $10.10 were granted during the three months ended June 30, 2019.  No options were exercised or forfeited during the three months ended June 30, 2019.  The weighted average remaining life of outstanding stock options at June 30, 2019, is 4.8 years and they have an aggregate intrinsic value of $0.   The weighted average remaining life of exercisable stock options at June 30, 2019, is 4.8 years and they have an aggregate intrinsic value of $0.

Restricted stock of 132,974 shares with a weighted average grant date fair value of $10.10 were granted during the three months ended June 30, 2019.  No stock has yet vested and none has been forfeited.  There are 132,974 restricted shares outstanding with a weighted average grant date fair value of $10.10 at June 30, 2019.

The Company recognized approximately $70,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during the three months ended June 30, 2019, associated with its common stock awards granted to directors and officers. As of June 30, 2019, there was approximately $2.0 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 4.8 years.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $20.8 million and $21.1 million at June 30, 2019 and December 31, 2018.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2019 and December 31, 2018 (in thousands).

June 30, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	—	—
Impaired loans	—	—	4,737	4,737
Total assets at fair value	$—	—	4,737	4,737

December 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	508	508
Impaired loans	—	—	5,547	5,547
Total assets at fair value	$—	—	6,055	6,055

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,717	19,717	37,029	37,029
Investment securities
available-for-sale	$20,813	20,813	21,145	21,145
held-to-maturity	$1,000	999	1,000	993
FHLB Stock	$278	278	580	580
Loans, net	$243,632	215,831	227,424	198,403
Cash surrender value of life insurance	$7,356	7,356	7,251	7,251
Financial liabilities:
Deposits	$223,083	223,746	219,181	219,319
FHLB advances	$—	—	7,570	7,656

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

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2019 and December 31, 2018 and for the three months and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at June 30, 2019. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets decreased $2.6 million, or 0.8%, to $305.1 million at June 30, 2019 from $307.7 million at December 31, 2018.  The decrease was due primarily to a decrease in cash and cash equivalents, partially offset by an increase in loans.

Cash and cash equivalents decreased $17.3 million, or 46.8%, to $19.7 million at June 30, 2019 from $37.0 million at December 31, 2018. The decrease resulted as we deployed excess cash to fund loan growth and repay borrowings, partially offset by increased deposits.

Loans increased $16.2 million, or 7.1%, to $243.6 million at June 30, 2019 from $227.4 million at December 31, 2018.  Construction loans increased $7.1 million, or 57.3%, to $19.5 million at June 30, 2019 from $12.4 million at December 31, 2018 as draws on previously closed construction loans were disbursed and as new construction loans were made, including a $1.3 million Small Business Administration construction loan.  Commercial real estate loans increased $4.1 million, or 8.1% to $54.8 million at June 30, 2019 from $50.7 million at December 31, 2018.  Consumer loans increased $14.9 million or 323.5% to $19.5 million at June 30, 2019 from $4.6 million at December 31, 2018, as we opened our indirect automobile lending division, Community First Auto, in a former branch office location in October 2018 and have seen loan volume increase significantly as more automobile dealership relationships were established. These increases were partially offset by a decrease in one-to-four family residential real estate loans of $9.3 million, or 6.8%, to $128.8 million at June 30, 2019 from $138.2 million at December 31, 2018 as mortgage loans continue to be refinanced at lower rates than we offer.  Commercial loans also decreased $326,000, or 1.3% to $25.3 million at June 30, 2019 from $25.6 million at December 31, 2018.

Securities available-for-sale remained decreased $332,000 to $20.8 million at June 30, 2019 from $21.1 million at December 31, 2018, due to paydowns on mortgage-backed securities, partially offset by market value increases in the portfolio.

Total deposits increased $3.9 million, or 1.8%, to $223.1 million at June 30, 2019 from $219.2 million at December 31, 2018.  The increase was caused by increases of $5.5 million, or 6.3% in certificates of deposit, $1.8 million, or 7.2%, in market rate checking accounts, and $196,000, or 0.7%, in non-interest-bearing checking accounts, partially offset by decreases of $3.6 million, or 6.7%, in interest-bearing checking accounts and $15,000 in savings accounts.

We had no outstanding borrowings at June 30, 2019, compared to $7.6 million of Federal Home Loan Bank advances at December 31, 2018, as we have funded our operations with excess cash provided by an increase in deposits.

Stockholders’ equity was $76.8 million at June 30, 2019, compared to $76.4 million at December 31, 2018.  Net income of $235,000 for the six months ended June 30, 2019 and an increase in accumulated other comprehensive income from increases in the fair value of our securities during the period.

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

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$238,851	$3,549	5.94%	$224,948	$3,330	5.92%
Securities	21,969	124	2.27%	23,537	141	2.39%
Interest-earning deposits	14,890	123	3.29%	19,151	90	1.89%
Federal Home Loan Bank of Atlanta stock	290	4	5.99%	580	9	6.16%
Total interest-earning assets	276,000	3,800	5.51%	268,216	3,570	5.32%
Non-interest-earning assets	28,716			23,777
Total assets	$304,716			$291,993

Interest-bearing liabilities:
Savings accounts	$25,054	$8	0.12%	$24,169	$5	0.08%
Interest-bearing checking	52,667	92	0.70%	42,812	67	0.62%
Market rate checking accounts	25,476	56	0.88%	23,034	33	0.56%
Certificates of deposits	91,794	390	1.70%	85,798	260	1.22%
Total interest-bearing deposits	194,991	546	1.12%	175,813	365	0.83%
Borrowings	—	—	—	7,570	37	1.97%
Total interest-bearing liabilities	194,991	546	1.12%	183,383	402	0.88%
Non-interest-bearing liabilities	33,096			32,567
Total liabilities	228,087			215,950
Total stockholders' equity	76,629			76,043
Total liabilities and stockholders' equity	$304,716			$291,993
Net interest income		$3,255			$3,168
Net interest rate spread (1)			4.39%			4.44%
Net interest-earning assets (2)	$81,009			$84,833
Net interest margin (3)			4.72%			4.72%
Average interest-earning assets to interest-bearing liabilities	141.54%			146.26%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$235,368	$6,793	5.77%	$221,856	$6,467	5.83%
Securities	22,107	257	2.33%	23,949	287	2.39%
Interest-earning deposits	18,258	300	3.28%	19,116	166	1.74%
Federal Home Loan Bank of Atlanta stock	380	13	6.62%	560	17	6.16%
Total interest-earning assets	276,113	7,363	5.33%	265,481	6,937	5.23%
Non-interest-earning assets	29,873			23,796
Total assets	$305,986			$289,277

Interest-bearing liabilities:
Passbook savings accounts	$25,215	$14	0.11%	$24,272	$7	0.06%
Interest bearing checking	53,640	191	0.71%	42,813	126	0.59%
Market Rate checking accounts	25,269	107	0.85%	23,035	48	0.42%
Certificates of Deposits	90,081	745	1.65%	85,163	500	1.17%
Total interest-bearing deposits	194,205	1,057	1.09%	175,283	681	0.78%
Borrowings	2,575	24	1.96%	7,570	74	1.96%
Total interest-bearing liabilities	196,780	1,081	1.10%	182,853	755	0.83%
Non-interest-bearing liabilities	32,808			30,547
Total liabilities	229,588			213,400
Total stockholders' equity	76,398			75,876
Total liabilities and stockholders' equity	$305,986			$289,276
Net interest income		$6,282			$6,182
Net interest rate spread (1)			4.23%			4.40%
Net interest-earning assets (2)	$79,333			$82,628
Net interest margin (3)			4.55%			4.66%
Average interest-earning assets to interest-bearing liabilities	140.32%			145.19%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$206	$13	$219	$500	$(174)	$326
Securities	(10)	(7)	(17)	(23)	(7)	(30)
Interest-earning deposits and federal funds	(116)	149	33	(22)	156	134
Federal Home Loan Bank of Atlanta stock	(5)	—	(5)	(7)	3	(4)
Total interest-earning assets	75	155	230	448	(22)	426

Interest-bearing liabilities:
Savings accounts	—	3	3	—	7	7
Interest-bearing checking	16	9	25	36	29	65
Market rate checking	4	19	23	5	54	59
Certificates of deposits	20	110	130	31	214	245
Total deposits	40	141	181	72	304	376
Borrowings	(17)	(20)	(37)	(50)	—	(50)
Total interest-bearing liabilities	23	121	144	22	304	326

Change in net interest income	$52	$34	$86	$426	$(326)	$100

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. Net income decreased $500,000 to $118,000 for the three months ended June 30, 2019, compared to $618,000 for the three months ended June 30, 2018.  The decrease was due primarily to a decrease in non-interest income of $455,000 related to lower SBA fee income and an increase in non-interest expenses of $386,000 related to annual salary increases, rising benefits expense, stock-based compensation related to equity grants and core conversion expenses.

Interest Income. Interest income increased $230,000, or 6.4%, to $3.8 million for the three months ended June 30, 2019 from $3.6 million for the three months ended June 30, 2018.  The increase was due to increases in interest income on loans and interest-earning deposits, partially offset by a decrease in interest income on investment securities.

Interest income on loans increased $219,000, or 6.6%, to $3.5 million for the three months ended June 30, 2019 from $3.3 million for the three months ended June 30, 2018. Our average balance of loans increased $13.9 million, or 6.2%, to $238.9 million for the three months ended June 30, 2019 from $224.9 million for the three months ended June 30, 2018.  The increase in the average balance of loans resulted primarily from the opening of our indirect automobile lending division, Community First Auto, in a former branch office location in October 2018.  Our average yield on loans increased two basis points to 5.94% for the three months ended June 30, 2019 from 5.92% for the three months ended June 30, 2018.

Interest income on interest-earning deposits increased $33,000 or 36.7%, to $123,000 for the three months ended June 30, 2019 from $90,000 for the three months ended June 30, 2018.  The increase in interest income on interest-earning deposits was due to a 140 basis point increase in yield, reflecting increases in market interest rates.  Our average balance of interest-earning deposits decreased $4.3 million, or 22.2%, to $14.9 million for the three months ended June 30, 2019 from $19.2 million for the three months ended June 30, 2018, as we used excess cash to fund loan growth.

Interest income on securities (excluding Federal Home Loan Bank stock) decreased $17,000 to $124,000 for the three months ended June 30, 2019 from $141,000 for the three months ended June 30, 2018.  The average balance of securities decreased $1.6 million, or 6.7%, to $22.0 million for the three months ended June 30, 2019 from $23.5 million for the three months ended June 30, 2018.  The average yield on securities decreased 12 basis points, to 2.27% from 2.39%.

Interest Expense. Interest expense increased $144,000, or 35.8%, to $546,000 for the three months ended June 30, 2019, compared to $402,000 for the three months ended June 30, 2018, due to an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

We experienced an increase in interest expense for all deposit categories.  Interest expense on certificates of deposit increased $130,000 to $390,000 for the three months ended June 30, 2019 from $260,000 for the three months ended June 30, 2018.  The average rate we paid on certificates of deposit increased 48 basis points to 1.70% for the three months ended June 30, 2019 from 1.22% for the three months ended June 30, 2018, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit increased to $91.8 million for the three months ended June 30, 2019 compared to $85.8 million for the three months ended June 30, 2018.  Interest expense on interest-bearing checking accounts increased $25,000 to $92,000 for the three months ended June 30, 2019 compared to $67,000 for the three months ended June 30, 2018.  The average balance of and rate paid on interest-bearing checking accounts increased to $52.7 million and 0.70%, respectively, for the three months ended June 30, 2019, from $42.8 million and 0.62%, respectively, for the three months ended June 30, 2018, as we continue to see an increase in the number of Kasasa reward based checking accounts opened.

Interest expense on borrowings decreased to $0 for the three months ended June 30, 2019 compared to $37,000 for the three months ended June 30, 2018, as we repaid our FHLB advances during the first quarter of 2019 and have funded our operations with excess cash provided by an increase in deposits.

Net Interest Income. Net interest income increased $386,000, or 13.5%, and was $3.3 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018.  Our average net interest-earning assets decreased by $3.8 million, or 4.5%, to $81.8 million for the three months ended June 30, 2019 from $84.8 million for the three months ended June 30, 2018, and our net interest rate spread decreased by five basis points to 4.39% for the three months ended June 30, 2019 from 4.44% for the three months ended June 30, 2018, reflecting increases in the average balance of interest-bearing liabilities and the rate paid on interest-bearing liabilities.  Our net interest margin was 4.72% for the three months ended June 30, 2019 and for the three months ended June 30, 2018.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended June 30, 2019 and a provision of $300,000 for the three months ended June 30, 2018.  Our allowance for loan losses was $4.2 million at June 30, 2019 compared to $4.0 million at December 31, 2018 and June 30, 2018.  The allowance for loan losses to total loans was 1.69% at June 30, 2019 compared to 1.74% at December 31, 2018 and 1.76% at June 30, 2018.  The allowance for loan losses to non-performing loans was 315.7% at June 30, 2019 compared to 220.0% at December 31, 2018 and 105.92% at June 30, 2018.  We had net recoveries of $119,000 during the three months ended June 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $455,000, or 57.4%, to $339,000 for the three months ended June 30, 2019 from $794,000 for the three months ended June 30, 2018.  The decrease resulted primarily from a decrease in Small Business Administration loan fees of $484,000, due to fewer Small Business Administration loans being closed during the quarter, partially offset by increases in service charges on deposit accounts and other non-interest income of $12,000 and $16,000, respectively, during the three months ended June 30, 2019.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,861	$1,647	$214	13.0%
Deferred compensation	51	51	—	—
Occupancy	477	428	49	11.4%
Advertising	35	55	(20)	(36.4)%
Data processing	350	216	134	62.0%
Other real estate owned	15	53	(38)	(71.2)%
Net gain on sale of other real estate owned	(62)	(4)	(58)	(1450.0)%
Legal and accounting	259	223	36	16.1%
Organizational dues and subscriptions	73	82	(9)	(11.0)%
Director compensation	50	53	(3)	(5.7)%
Federal deposit insurance premiums	16	16	—	—
Other	337	256	81	31.7%
Total non-interest expenses	$3,462	$3,076	$386	12.6%

Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.  Data processing expense increased due to core conversion related expenses.

Income Tax Expense. We incurred income tax expense of $13,000 for the three months ended June 30, 2019 compared to an income tax benefit of $32,000 for the three months ended June 30, 2018 due to generation of additional tax credits in prior year.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. Net income decreased $716,000 to $235,000 for the six months ended June 30, 2019, compared to $951,000 for the six months ended June 30, 2018.  The decrease was due primarily to a decrease in non-interest income of $555,000 related to lower SBA fee income and an increase in non-interest expenses of $590,000 related to annual salary increases, rising benefits expense, stock-based compensation related to equity grants and core conversion expenses.

Interest Income. Interest income increased $426,000, or 6.1%, to $7.4 million for the six months ended June 30, 2019 from $7.0 million for the six months ended June 30, 2018.  The increase was due to increases in interest income on loans and interest-earning deposits, partially offset by a decrease in interest income on investment securities.

Interest income on loans increased $326,000, or 5.0%, to $6.8 million for the six months ended June 30, 2019 from $6.5 million for the six months ended June 30, 2018. Our average balance of loans increased $13.5 million, or 6.1%, to $235.4 million for the six months ended June 30, 2019 from $221.9 million for the six months ended June 30, 2018.  The increase in the average balance of loans resulted primarily from the opening of our indirect automobile lending division, Community First Auto, in a former branch office location in October 2018.  Our average yield on loans decreased six basis points to 5.77% for the six months ended June 30, 2019 from 5.83% for the six months ended June 30, 2018, due primarily to changes in our loan portfolio composition and competitive pressure on rates.

Interest income on interest-earning deposits increased $134,000 or 8.1%, to $300,000 for the six months ended June 30, 2019 from $166,000 for the six months ended June 30, 2018.  The increase in interest income on interest-earning deposits was due primarily to a 154 basis point increase in yield, reflecting increases in market interest rates.  Our average balance of interest-earning deposits decreased $858,000, or 4.5%, to $18.3 million for the six months ended June 30, 2019 from $19.1 million for the six months ended June 30, 2018.

Interest income on securities (excluding Federal Home Loan Bank stock) decreased $30,000 to $257,000 for the six months ended June 30, 2019 from $287,000 for the six months ended June 30, 2018.  The average balance of securities decreased $1.8 million, or 7.7%, to $22.1 million for the six months ended June 30, 2019 from $23.9 million for the six months ended June 30, 2018.  The average yield on securities decreased six basis points, to 2.33% from 2.39%.

Interest Expense. Interest expense increased $326,000, or 43.2%, to $1.1 million for the six months ended June 30, 2019, compared to $755,000 for the six months ended June 30, 2018, due to an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

We experienced an increase in interest expense for all deposit categories.  Interest expense on certificates of deposit increased $245,000 to $745,000 for the six months ended June 30, 2019 from $500,000 for the six months ended June 30, 2018.  The average rate we paid on certificates of deposit increased 48 basis points to 1.65% for the six months ended June 30, 2019 from 1.17% for the six months ended June 30, 2018, reflecting our increasing interest rates in response to changes in market interest rates. The average balance of certificates of deposit increased to $90.1 million for the six months ended June 30, 2019 compared to $85.2 million for the six months ended June 30, 2018.  Interest expense on interest-bearing checking accounts increased $65,000 to $191,000 for the six months ended June 30, 2019 compared to $126,000 for the six months ended June 30, 2018.  The average balance of and rate paid on interest-bearing checking accounts increased to $53.6 million and 0.71%, respectively, for the six months ended June 30, 2019, from $42.8 million and 0.59%, respectively, for the six months ended June 30, 2018, as we continue to see an increase in the number of Kasasa reward based checking accounts opened.

Interest expense on borrowings decreased to $24,000 for the six months ended June 30, 2019 compared to $74,000 for the six months ended June 30, 2018, as the average balance of borrowings decreased to $2.6 million from $7.6 million, as we repaid our FHLB advances during the first quarter and have funded our operations with excess cash provided by an increase in deposits.

Net Interest Income. Net interest income increased $400,000, or 6.8%, and was $6.3 million for the six months ended June 30, 2019 compared to $5.9 million for the six months ended June 30, 2018.  Our average net interest-earning assets decreased by $3.3 million, or 4.0%, to $79.3 million for the six months ended June 30, 2019 from $82.6 million for the six months ended June 30, 2018, and our net interest rate spread decreased by 17 basis points to 4.23% for the six months ended June 30, 2019 from 4.40% for the six months ended June 30, 2018, reflecting increases in the average balance of interest-bearing liabilities and the rate paid on interest-bearing liabilities.  Our net interest margin decreased by 11 basis points to 4.55% for the six months ended June 30, 2019 from 4.66% for the six months ended June 30, 2018.

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

After an evaluation of these factors, we recorded no provision for loan losses for the six months ended June 30, 2019 and $300,00 for six months ended June 30, 2018.  Our allowance for loan losses was $4.2 million at June 30, 2019 compared to $4.0 million at December 31, 2018 and June 30, 2018.  The allowance for loan losses to total loans was 1.69% at June 30, 2019 compared to 1.74% at December 31, 2018 and 1.76% at June 30, 2018.  The allowance for loan losses to non-performing loans was 315.7% at June 30, 2019 compared to 220.0% at December 31, 2018 and 105.92% at June 30, 2018.  We had net recoveries of $8,000 during the six months ended June 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $555,000, or 44.4%, to $695,000 for the six months ended June 30, 2019 from $1.2 million for the six months ended June 30, 2018.  The decrease resulted primarily from a decrease in Small Business Administration loan fees of $647,000, due to fewer Small Business Administration loans being closed during the period, partially offset by increases in service charges on deposit accounts and other non-interest income of $18,000 and $74,000, respectively, during the six months ended June 30, 2019.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,659	$3,382	$277	8.2%
Deferred compensation	103	103	0	0
Occupancy	956	841	115	13.7%
Advertising	67	82	(15)	(18.3)%
Data processing	612	450	162	36.0%
Other real estate owned	17	61	(44)	(72.1)%
Net gain on sale of other real estate owned	(96)	(24)	(72)	300.0%
Legal and accounting	533	487	46	9.4%
Organizational dues and subscriptions	153	155	(2)	(1.3)%
Director compensation	96	108	(12)	(11.1)%
Federal deposit insurance premiums	32	32	—	—
Other	616	481	135	28.1%
Total non-interest expenses	$6,747	$6,158	$591	9.6%

Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.  Data processing expense increased due to expenses associated with our upcoming core conversion.

Income Tax Expense. We incurred income tax benefit of $6,000 for the six months ended June 30, 2019 compared to income tax expense of $23,000 for the six months ended June 30, 2018 due to less pretax income in the 2019 period and generation of additional tax credits.

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

The table below sets forth, as of June 30, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,365	(1.28)%
+200	12,486	(0.32)%
Level	12,526	—
-200	11,569	(7.64)%
-400	11,099	(11.39)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.32% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.64% decrease in net interest income.  At June 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.63% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 8.21% decrease in net interest income.

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

The table below sets forth, as of June 30, 2019, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$57,401	$(13,733)	(19.31)%	20.86%	(228)
+200	64,069	(7,065)	(9.93)%	22.07%	(107)
—	71,134	—	—	23.14%	—
-200	70,809	(325)	(0.46)%	22.15%	(99)
-400	69,599	(1,535)	(2.16)%	21.85%	(129)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 10.55% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.10% increase in net economic value.  At June 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 12.60% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.17% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of June 30, 2019, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended June 30, 2019.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$10,185	10,815	10,815	10,815	10,815	$19,783
Investments	2,196	2,764	3,815	6,112	10,880	22,441
Net loans	44,403	55,621	75,216	112,653	186,088	245,018
Other assets	—	—	—	—	—	18,121
Total	$56,784	69,200	89,846	129,580	207,783	$305,363

Liabilities:
Non-maturity deposits	$58,248	62,109	69,830	85,274	121,582	$141,945
Certificates of deposit	7,108	14,859	31,499	43,750	76,719	93,020
Borrowings	2,751	2,751	2,751	2,751	2,751	2,751
Other liabilities	—	—	—	—	—	5,804
Equity capital	—	—	—	—	—	61,844
Total (1)	$68,107	79,719	104,080	131,775	201,052	$305,364

Asset/liability gap	$(11,323)	(10,519)	(14,234)	(2,195)	6,731
Gap/assets ratio (2)	(3.71)%	-(3.44)%	(4.66)%	(0.72)%	(2.20)%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($305.1 million).

At June 30, 2019, our asset/liability gap from zero days to one year was negative $14.2 million, resulting in a gap/assets ratio of negative 4.66%. At June 30, 2018, our asset/liability gap from zero days to one year was $6.6 million, resulting in a gap/assets ratio of 2.23%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At June 30, 2019, we had a $77.0 million line of credit with the Federal Home Loan Bank of Atlanta, with a $4.5 letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at June 30, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $2.4 million for the six months ended June 30, 2018.  Net cash used in investing activities, which consist primarily of disbursements for loan originations, was $14.5 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively.  Net cash used in financing activities, which consist primarily of activity in deposit accounts and repayments of FHLB advances, was $4.3 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $6.3 million for the six months ended June 30, 2018.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2019, we exceeded all of our regulatory capital requirements and ere categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for June 30, 2019 and December 31, 2018 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,416	28%	$9,967	4.50%	$14,397	6.50%
Total Capital
(to Risk Weighted Assets)	$64,202	29%	$17,719	8%	$22,149	10%
Tier I Capital
(to Risk Weighted Assets)	$61,416	28%	$13,289	6%	$17,719	8%
Tier I Capital
(to Average Assets)	$61,416	20%	$12,217	4%	$15,271	5%

As of December 31, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,880	29%	$9,292	4.50%	$13,422	6.50%
Total Capital
(to Risk Weighted Assets)	$63,479	31%	$16,519	8%	$20,649	10%
Tier I Capital
(to Risk Weighted Assets)	$60,880	29%	$12,389	6%	$16,519	8%
Tier I Capital
(to Average Assets)	$60,880	20%	$12,291	4%	$15,363	5%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and a financial institution can elect to be subject to this new definition.  The agencies have issued a proposed rule that, if finalized, would set the minimum Community Bank Leverage Ratio at 9%.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2019, we had outstanding commitments to originate loans of $28.3 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from June 30, 2019 totaled $31.5 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	August 12, 2019	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	August 12, 2019	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer