Form 10-Q
period 2019-09-30
Community First Bancshares, Inc.
filed 2019-11-13
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No. 001-38074

Community First Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

United States of America	82-1147778
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3175 Highway 278 Covington, Georgia	30014
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 12, 2019, 7,557,848 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2019 (unaudited)	December 31, 2018
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $2,032 and $1,834 at September 30, 2019 and December 31, 2018, respectively	$3,329	3,817
Interest-earning deposits in other depository institutions	34,672	33,212
Cash and cash equivalents	38,001	37,029
Investment securities held-to-maturity (estimated fair value of $993)	—	1,000
Investment securities available-for-sale	4,047	21,145
Federal Home Loan Bank stock	278	580
Loans, net	248,125	227,424
Other real estate owned	140	508
Premises and equipment, net	8,590	8,896
Bank owned life insurance	7,410	7,251
Accrued interest receivable and other assets	3,136	3,862
Total assets	$309,727	307,695

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$23,539	24,511
Interest-bearing checking	49,687	53,752
Market rate checking	31,054	24,936
Non-interest bearing checking	30,409	28,472
Certificate of deposits	94,367	87,510
Total deposits	229,056	219,181
Federal Home Loan Bank advances	—	7,570
Accrued interest payable and other liabilities	4,124	4,546
Total liabilities	233,180	231,297

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,671,224 issued and 7,557,848 outstanding at September 30, 2019 and 7,538,250 issued and 7,478,992 outstanding at December 31, 2018)	77	75
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,251	33,078
Treasury stock, 113,376 shares at September 30, 2019, and 59,258 shares at December 31, 2018, at cost	(1,268)	(668)
Unearned ESOP shares	(2,600)	(2,689)
Retained earnings	47,082	47,043
Accumulated other comprehensive income (loss)	5	(441)
Total stockholders' equity	76,547	76,398
Total liabilities and stockholders' equity	$309,727	307,695

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest income:
Loans, including fees	$3,671	3,695	$10,464	10,197
Investment securities, including dividends	63	142	332	446
Interest-earning deposits	148	156	448	321
Total interest income	3,882	3,993	11,244	10,964
Interest expense:
Deposits	579	423	1,635	1,104
Borrowings	—	38	26	112
Total interest expense	579	461	1,661	1,216
Net interest income before provision for loan losses	3,303	3,532	9,583	9,748
Provision for loan losses	—	200	—	500
Net interest income after provision for loan losses	3,303	3,332	9,583	9,248
Non-interest income:
Service charges on deposit accounts	260	230	620	572
Small Business Administration (SBA) loan fees	1	(69)	8	585
Other	274	207	602	427
Total non-interest income	535	368	1,230	1,584
Non-interest expenses:
Salaries and employee benefits	1,861	1,417	5,519	4,798
Deferred compensation	67	56	171	159
Occupancy	465	458	1,421	1,299
Advertising	37	49	104	132
Data processing	748	233	1,360	684
Other real estate owned	2	39	19	100
Net gain on sale of other real estate owned	(8)	(35)	(104)	(59)
Legal and accounting	505	385	1,037	872
Organizational dues and subscriptions	60	81	213	236
Director compensation	49	63	145	171
Federal deposit insurance premiums	16	16	48	48
Other	319	344	935	824
Total non-interest expenses	4,121	3,106	10,868	9,264
Income (loss) before income taxes	(283)	594	(55)	1,568
Income tax expense (benefit)	(87)	135	(94)	158
Net income (loss)	$(196)	459	$39	1,410
Basic and diluted earnings (loss) per share	$(0.03)	$0.06	$0.01	$0.19

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$(196)	$459	$39	$1,410

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities, net of taxes of $(13), $(56), $195 and $(192)	(36)	(160)	555	(543)
Reclassification adjustment for gain included in net income (loss), net of taxes of $(38)	(109)	—	(109)	—

Total other comprehensive income (loss)	(145)	(160)	446	(543)

Total comprehensive income (loss)	$(341)	$299	$485	$867

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2018 and September 30, 2019
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2017	$75	$33,063	$—	$(2,807)	$45,485	$(152)	$75,664
ESOP loan payment and release of ESOP shares	—	4	—	29	—	—	33
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(381)	(381)
Net income	—	—	—	—	333	—	333
Ending balance March 31, 2018	$75	$33,067	$—	$(2,778)	$45,818	$(533)	$75,649
ESOP loan payment and release of ESOP shares	—	3	—	30	—	—	33
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	618	—	618
Ending balance June 30, 2018	$75	$33,070	$—	$(2,748)	$46,436	$(535)	$76,298
ESOP loan payment and release of ESOP shares	—	5	—	29	—	—	34
Purchase of treasury stock	—	—	(248)	—	—	—	(248)
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	459	—	459
Ending balance September 30, 2018	$75	$33,075	$(248)	$(2,719)	$46,895	$(695)	$76,383

Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
ESOP loan payment and release of ESOP shares	—	1	—	30	—	—	31
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	373	373
Net income	—	—	—	—	117	—	117
Ending balance March 31, 2019	$75	$33,079	$(1,268)	$(2,659)	$47,160	$(68)	$76,319
ESOP loan payment and release of ESOP shares	—	2	—	29	—	—	31
Issuance of restricted stock awards	2	43	—	—	—	—	45
Stock based compensation expense	—	24	—	—	—	—	24
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	218	218
Net income	—	—	—	—	118	—	118
Ending balance June 30, 2019	$77	$33,148	$(1,268)	$(2,630)	$47,278	$150	$76,755
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Stock based compensation expense	—	103	—	—	—	—	103
Change in unrealized loss on investment securities available-for-sale	—	—	—	—	—	(145)	(145)
Net loss	—	—	—	—	(196)	—	(196)
Ending balance September 30, 2019	$77	$33,251	$(1,268)	$(2,600)	$47,082	$5	$76,547

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$39	1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	500
Depreciation and amortization	689	694
Stock-based compensation expense	173	—
Deferred income tax	(17)	446
ESOP expense	91	100
Net gain on sale of investment securities available-for-sale	(147)	—
Net gain on sale of other real estate owned	(104)	(59)
Increase in cash surrender value of life insurance	(159)	(177)
Change in:
Accrued interest receivable and other assets	586	114
Accrued interest payable and other liabilities	(422)	91
Net cash provided by operating activities	729	3,119
Cash flows from investing activities:
Purchases of premises and equipment	(265)	(799)
Proceeds from sale of investment securities available-for-sale	16,360	—
Proceeds from paydowns of investment securities available-for-sale	1,370	1,607
Proceeds from maturity of investment securities held-to-maturity	1,000	—
Purchases of other investments	—	(43)
Proceeds from sales of other investments	302	—
Net change in loans	(20,841)	(7,367)
Proceeds from sales of other real estate owned	612	172
Net cash used in investing activities	(1,462)	(6,430)
Cash flows from financing activities:
Net change in demand and savings deposits	9,875	19,257
Purchase of treasury stock	(600)	(248)
Repayment of FHLB advances	(7,570)	—
Net cash provided by financing activities	1,705	19,009
Net change in cash and cash equivalents	972	15,698
Cash and cash equivalents at beginning of period	37,029	25,098
Cash and cash equivalents at end of period	$38,001	40,796
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,669	1,213
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosure	140	67

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of September 30, 2019 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s September 30, 2018 Form 10-K. The results of operations for the quarter ended September 30, 2019, are not necessarily indicative of the results to be expected for a full year or for any other period.

On October 25, 2018, both the Company and the Bank changed their fiscal year end from September 30 to December 31.  This change will bring the Company and the Bank in line with industry standards and will improve accounting and reporting efficiencies by making the fiscal year-end and the calendar year-end the same.  As a result of the change in fiscal year, the Company filed a Transition Report on Form 10-QT covering the transition period from October 1, 2018 to December 31, 2018.

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

Net income (loss) per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter and the same quarter in the previous year.  The net loss for the current period was $196,000 and the weighted average common shares outstanding were 7,557,848.  The net income for the current year to date period was $39,000 and the weighted average common shares outstanding were 7,504,891.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Investment Securities

Investment Securities Held-to-Maturity

Our only U.S. government sponsored enterprise security matured during the quarter ended of September 30, 2019, and was a debt financing security issued by a government agency with an amortized cost of $1.0 million. As of December 31, 2018, there was one U.S. government sponsored enterprise security with an amortized cost of $1.0 million, an unrealized loss of $7,000 and estimated fair value of $993,000.

There were no sales of securities held-to-maturity during the three and nine months ended September 30, 2019 or 2018.

The one held-to-maturity security was pledged to secure public deposits at December 31, 2018.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Investment Securities Available-for-Sale

Investment securities available-for-sale at September 30, 2019 and December 31, 2018 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2019	Cost	Gains	Losses	Fair Value
Municipal securities - tax exempt	$—	—	—	—
Municipal securities - taxable	—	—	—	—
Government agency securities	501	—	(2)	499
Government agency mortgage-backed securities	3,539	10	(1)	3,548
Total	$4,040	10	(3)	4,047
December 31, 2018
Municipal securities - tax exempt	$5,670	12	(73)	5,609
Municipal securities - taxable	3,119	—	(132)	2,987
Government agency securities	501	—	(10)	491
Government agency mortgage-backed securities	12,451	—	(393)	12,058
Total	$21,741	12	(608)	21,145

There were two securities in an unrealized loss position less than 12 months and one security was in an unrealized loss position 12 months or greater as of September 30, 2019.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by U.S. Government sponsored agencies or financially stable municipalities.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Government agency securities
Within 1 year	501	499
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	—	—
	501	499
Government agency mortgage-backed securities	3,539	3,548
Total	$4,040	4,047

During the three months ended September 30, 2019 the Company sold 39 available for sale securities with a book value of $16.2 million at a net gain of $147,000 to provide additional liquidity.  There were no sales of securities available-for-sale during the three and nine months ended September 30, 2018.

Securities with a carrying value of $3.1 million and $1.8 million were pledged to secure public deposits at September 30, 2019 and December 31, 2018, respectively.

(3)Loans and Allowance for Loan Losses

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Major classifications of loans, by collateral code, at September 30, 2019 and December 31, 2018 are summarized as follows: (in thousands)

	September 30, 2019	December 31, 2018
Commercial (secured by real estate)	$55,235	50,716
Commercial and industrial	26,609	25,612
Construction, land and acquisition & development	21,912	12,367
Residential mortgage 1-4 family	122,828	138,156
Consumer installment	25,749	4,595
Total	252,333	231,446
Less allowance for loan losses	(4,208)	(4,022)
Total loans, net	$248,125	227,424

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of $113.8 million and $125.0 million were pledged to secure the line of credit from Federal Home Loan Bank (the “FHLB”) at September 30, 2019 and December 31, 2018, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the nine months ended September 30, 2019 and 2018: (in thousands)

September 30, 2019	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,619	1,520	108	641	127	7	4,022
Provision	(193)	(150)	68	(291)	561	5	—
Charge-offs	—	(26)	—	(125)	(5)	—	(156)
Recoveries	77	28	—	236	1	—	342
Ending balance	$1,503	1,372	176	461	684	12	4,208
Ending allowance attributable to loans:
Individually evaluated for impairment	1	—	—	16	—	—	17
Collectively evaluated for impairment	1,502	1,372	176	445	684	12	4,191
Total ending allowance	$1,503	1,372	176	461	684	12	4,208
Loans:
Individually evaluated for impairment	2,205	—	—	3,430	—	—	5,635
Collectively evaluated for impairment	53,030	26,609	21,912	119,398	25,749	—	246,698
Total loans	$55,235	26,609	21,912	122,828	25,749	—	252,333

September 30, 2018
Allowance for loan losses:
Beginning balance	$1,747	803	329	1,648	74	9	4,610
Provision	$(551)	2,021	(168)	(814)	20	(8)	500
Charge-offs	$(6)	(1,275)	—	(1,425)	(33)	—	(2,739)
Recoveries	$122	121	17	1,278	—	—	1,538
Ending balance	$1,312	1,670	178	687	61	1	3,909
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	29	—	7	—	—	39
Collectively evaluated for impairment	$1,309	1,641	178	680	61	1	3,870
Total ending allowance	$1,312	1,670	178	687	61	1	3,909
Loans:
Individually evaluated for impairment	$1,858	29	—	5,429	6	—	7,322
Collectively evaluated for impairment	$37,910	28,346	20,188	130,079	2,549	—	219,072
Total loans	$39,768	28,375	20,188	135,508	2,555	—	226,394

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at September 30, 2019 and December 31, 2018 were as follows: (in thousands)

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$802	803	—	824	3
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,154	2,156	—	2,180	23
Consumer installment	—	—	—	—	—
	2,956	2,959	—	3,004	26
With an allowance recorded:
Commercial (secured by real estate)	1,403	1,404	1	1,426	22
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,276	1,276	16	1,177	20
Consumer installment	—	—	—	—	—
	2,679	2,680	17	2,603	42
Total impaired loans	$5,635	5,639	17	5,607	68

December 31, 2018
With no related allowance recorded:
Commercial (secured by real estate)	$167	1,023	—	185	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,458	4,265	—	3,287	37
Consumer installment	1	1	—	6	—
	3,626	5,289	—	3,478	43
With an allowance recorded:
Commercial (secured by real estate)	1,759	1,759	3	1,777	27
Commercial and industrial	27	27	—	14	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	140	139	2	141	2
Consumer installment	—	—	—	—	—
	1,926	1,925	5	1,932	29
Total impaired loans	$5,552	7,214	5	5,410	72

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2019 and December 31, 2018 by class of loans: (in thousands)

September 30, 2019	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	26	657	683	54,552	55,235	905
Commercial and industrial	93	—	18	111	26,498	26,609	18
Construction, land and acquisition & development	—	—	—	—	21,912	21,912	—
Residential mortgage	230	1,572	238	2,040	120,788	122,828	1,243
Consumer installment	47	39	19	105	25,644	25,749	19
Total	$370	1,637	932	2,939	249,394	252,333	2,185

December 31, 2018
Commercial (secured by real estate)	$—	—	—	—	50,716	50,716	56
Commercial and industrial	—	—	—	—	25,612	25,612	27
Construction, land and acquisition & development	—	—	—	—	12,367	12,367	—
Residential mortgage	196	1,039	228	1,463	136,693	138,156	1,744
Consumer installment	9	1	1	11	4,584	4,595	1
Total	$205	1,040	229	1,474	229,972	231,446	1,828

There were no loans past due 90 days or greater and still accruing interest as of September 30, 2019 and December 31, 2018.

There were no new troubled debt restructurings during the nine months ended September 30, 2019 or 2018.  One troubled debt restructuring subsequently defaulted during the nine months ended September 30, 2019.  No troubled debt restructurings subsequently defaulted during the nine months ended September 30, 2018.

The Bank has allocated an allowance for loan losses of approximately $16,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019 and December 31, 2018, respectively.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

September 30, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,530	—	705	—	55,235
Commercial and industrial	26,064	—	545	—	26,609
Construction, land and acquisition & development	21,912	—	—	—	21,912
Residential mortgage	116,807	315	5,706	—	122,828
Consumer installment	25,675	—	74	—	25,749
Total	$244,988	315	7,030	—	252,333

December 31, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$50,395	—	321	—	50,716
Commercial and industrial	25,585	—	27	—	25,612
Construction, land and acquisition & development	12,367	—	—	—	12,367
Residential mortgage	132,167	65	5,924	—	138,156
Consumer installment	4,553	—	42	—	4,595
Total	$225,067	65	6,314	—	231,446

(4)	Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $17.1 million at September 30, 2019 and $14.2 million at December 31, 2018.  The aggregate amounts of certificates of deposit of $100,000 or more were approximately $49.1 million at September 30, 2019 and $42.4 million at December 31, 2018.

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

The Company had one FHLB letter of credit of $4.5 million and $5.0 million, used to collateralize public deposits, outstanding at September 30, 2019 and December 31, 2018, respectively.

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three and nine months ended September 30, 2019 and 2018 was approximately $30,000, $34,000, $91,000 and $100,000, respectively.  The balance of the note payable of the ESOP was $2.7 million and $2.8 million at September 30, 2019 and December 31, 2018, respectively. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of September 30, 2019, 23,600 shares had been released.

(7)	Stock-Based Compensation

In August 2018, shareholders approved, the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 517,123 shares of common stock pursuant to restricted stock grants and up to 369,374 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows:  Dividend yield of 0%; expected volatility of 20.35%; risk-free interest rate of 2.41%; expected average life of 7.5 years; and the weighted average per share fair value of options of $2.97.

Stock options of 247,479 with a weighted average exercise price of $10.10 were granted during the three months ended June 30, 2019.  No options were granted during the three months ended September 30, 2019.  No options were exercised or forfeited during the three months ended September 30, 2019.  The weighted average remaining life of outstanding stock options at September 30, 2019, is 4.6 years and they have an aggregate intrinsic value of $0.   The weighted average remaining life of exercisable stock options at September 30, 2019, is 4.6 years and they have an aggregate intrinsic value of $0.

Restricted stock of 132,974 shares with a weighted average grant date fair value of $10.10 was granted during the three months ended June 30, 2019.  No shares were granted during the three months ended September 30, 2019.  No stock has yet vested and none has been forfeited.  There are 132,974 restricted shares outstanding with a weighted average grant date fair value of $10.10 at September 30, 2019.

The Company recognized approximately $103,000 and $173,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during the three and nine months ended September 30, 2019, associated with its common stock awards granted to directors and officers. As of September 30, 2019, there was approximately $1.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 4.6 years.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $4.0 million and $21.1 million at September 30, 2019 and December 31, 2018.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2019 and December 31, 2018 (in thousands).

September 30, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	140	140
Impaired loans	—	—	5,618	5,618
Total assets at fair value	$—	—	5,758	5,758

December 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	508	508
Impaired loans	—	—	5,547	5,547
Total assets at fair value	$—	—	6,055	6,055

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,001	38,001	37,029	37,029
Investment securities
available-for-sale	$4,047	4,047	21,145	21,145
held-to-maturity	$—	—	1,000	993
FHLB Stock	$278	278	580	580
Loans, net	$248,125	226,605	227,424	198,403
Cash surrender value of life insurance	$7,410	7,410	7,251	7,251
Financial liabilities:
Deposits	$229,056	230,100	219,181	219,319
FHLB advances	$—	—	7,570	7,656

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

(9)	Proposed Acquisition

On August 19, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company’s wholly-owned subsidiary, Community Interim Corporation, which has been formed to facilitate the Merger (defined below), and ABB Financial Group, Inc., a Georgia corporation (“ABB”), pursuant to which Community Interim Corporation will merge with and into ABB, with ABB as the surviving corporation. Immediately thereafter, pursuant to the Merger Agreement, ABB will merge with and into the Company, with the Company as the surviving corporation. These transactions are referred to as the “Merger.” Following the consummation of the Merger, Affinity Bank, a Georgia-chartered bank and the wholly-owned subsidiary of ABB, will merge with and into the Bank, with the Bank as the surviving institution.

Under the terms of the Merger Agreement, each outstanding share of ABB common stock will be converted into the right to receive $7.50 in cash. Including consideration to be received by holders of options to purchase ABB common stock, the transaction is valued at approximately $40.3 million. In addition, $5.9 million of preferred stock that has been issued by ABB will be redeemed, and $1.4 million of trust preferred securities issued by a subsidiary of ABB will be acquired by the Company and canceled. All accrued but unpaid dividends and interest will be paid on the preferred stock and trust preferred securities.

The Merger is expected to close either late in the fourth quarter of 2019 or the first quarter of 2020. The Merger is subject to approval by ABB’s stockholders as well as regulatory approval and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and December 31, 2018 and for the three months and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at September 30, 2019. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets increased $2.0 million, or 0.6%, to $309.7 million at September 30, 2019 from $307.7 million at December 31, 2018.  The increase was due primarily to an increase in loans, partially offset by a decrease in investment securities.

Cash and cash equivalents increased $972,000, or 2.6%, to $38.0 million at September 30, 2019 from $37.0 million at December 31, 2018, as investment securities were sold and deposits increased partially offset by use of cash to fund loan growth.

Loans increased $20.7 million, or 9.1%, to $248.1 million at September 30, 2019 from $227.4 million at December 31, 2018.  Construction loans increased $9.5 million, or 77.2%, to $21.9 million at September 30, 2019 from $12.4 million at December 31, 2018 as draws on previously closed construction loans were disbursed and as new construction loans were made, including a $1.3 million Small Business Administration construction loan.  Consumer loans increased $21.2 million or 460.4% to $25.7 million at September 30, 2019 from $4.6 million at December 31, 2018, as we opened our indirect automobile lending division, Community First Auto, in October 2018 and have seen loan volume increase significantly as more automobile dealership relationships were established.  Commercial real estate loans increased $4.5 million, or 8.9% to $55.2 million at September 30, 2019 from $50.7 million at December 31, 2018 and commercial and industrial increased $997,000, or 3.9%, to $26.6 million at September 30, 2019 from $25.6 million at December 31, 2018.  These increases were partially offset by a decrease in one-to-four family residential real estate loans of $15.3 million, or 11.1%, to $122.8 million at September 30, 2019 from $138.2 million at December 31, 2018 as mortgage loans continue to be refinanced at lower rates than we offer.

Securities available-for-sale decreased $17.1 million to $4.0 million at September 30, 2019 from $21.1 million at December 31, 2018, due to the sale of a large portion of the investment portfolio to fund loan growth and by paydowns on mortgage-backed securities.

Total deposits increased $9.9 million, or 4.5%, to $229.1 million at September 30, 2019 from $219.2 million at December 31, 2018.  The increase included increases of $6.9 million, or 7.8% in certificates of deposit, $6.1 million, or 24.5%, in market rate checking accounts, and $1.9 million, or 6.8%, in non-interest-bearing checking accounts, partially offset by decreases of $4.1 million, or 7.6%, in interest-bearing checking accounts and $972,000, or 4.0%, in savings accounts.

We had no outstanding borrowings at September 30, 2019, compared to $7.6 million of Federal Home Loan Bank advances at December 31, 2018, as we have funded our operations with excess cash provided by an increase in deposits and the sale of investment securities.

Stockholders’ equity was $76.5 million at September 30, 2019, compared to $76.4 million at December 31, 2018.  Net income of $39,000 for the nine months ended September 30, 2019 and an increase in accumulated other comprehensive income from increases in the fair value of our securities during the period contributed to the increase in stockholders’ equity.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$244,329	$3,671	6.01%	$220,375	$3,695	6.71%
Securities	13,514	59	1.72%	22,554	132	2.33%
Interest-earning deposits	21,657	148	2.74%	33,107	156	1.89%
Federal Home Loan Bank of Atlanta stock	278	4	6.39%	583	10	6.63%
Total interest-earning assets	279,778	3,882	5.55%	276,619	3,993	5.77%
Non-interest-earning assets	30,999			22,023
Total assets	$310,777			$298,642

Interest-bearing liabilities:
Savings accounts	$24,414	$8	0.13%	$24,090	$6	0.10%
Interest-bearing checking	45,837	83	0.73%	49,648	89	0.71%
Market rate checking accounts	27,821	71	1.03%	23,137	44	0.76%
Certificates of deposits	93,155	417	1.78%	85,751	284	1.33%
Total interest-bearing deposits	191,227	579	1.21%	182,626	423	0.93%
Borrowings	—	—	—	7,681	38	1.96%
Total interest-bearing liabilities	191,227	579	1.21%	190,307	461	0.97%
Non-interest-bearing liabilities	42,715			31,788
Total liabilities	233,942			222,095
Total stockholders' equity	76,835			76,547
Total liabilities and stockholders' equity	$310,777			$298,642
Net interest income		$3,303			$3,532
Net interest rate spread (1)			4.34%			4.80%
Net interest-earning assets (2)	$88,551			$86,312
Net interest margin (3)			4.72%			5.11%
Average interest-earning assets to interest-bearing liabilities	146.31%			145.35%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$238,298	$10,464	5.85%	$221,363	$10,197	6.14%
Securities	18,855	315	2.23%	23,484	419	2.35%
Interest-earning deposits	18,936	448	3.15%	23,779	321	1.80%
Federal Home Loan Bank of Atlanta stock	346	17	6.55%	568	27	6.32%
Total interest-earning assets	276,435	11,244	5.42%	269,194	10,964	5.43%
Non-interest-earning assets	30,323			23,205
Total assets	$306,757			$292,399

Interest-bearing liabilities:
Passbook savings accounts	$24,968	$23	0.12%	$24,211	$13	0.07%
Interest bearing checking	52,356	274	0.70%	45,091	215	0.63%
Market Rate checking accounts	26,027	179	0.92%	23,069	92	0.53%
Certificates of Deposits	91,063	1,159	1.70%	85,360	784	1.23%
Total interest-bearing deposits	194,414	1,635	1.12%	177,731	1,104	0.83%
Borrowings	1,717	26	2.02%	7,607	112	1.96%
Total interest-bearing liabilities	196,131	1,661	1.13%	185,338	1,216	0.87%
Non-interest-bearing liabilities	34,126			30,961
Total liabilities	230,257			216,299
Total stockholders' equity	76,500			76,100
Total liabilities and stockholders' equity	$306,757			$292,399
Net interest income		$9,583			$9,748
Net interest rate spread (1)			4.29%			4.56%
Net interest-earning assets (2)	$80,304			$83,856
Net interest margin (3)			4.62%			4.82%
Average interest-earning assets to interest-bearing liabilities	140.94%			145.24%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,558	$(1,582)	$(24)	$953	$(686)	$267
Securities	(44)	(29)	(73)	(82)	(22)	(104)
Interest-earning deposits and federal funds	(248)	240	(8)	(110)	237	127
Federal Home Loan Bank of Atlanta stock	(6)	—	(6)	(12)	2	(10)
Total interest-earning assets	1,260	(1,371)	(111)	749	(469)	280

Interest-bearing liabilities:
Savings accounts	—	2	2	—	10	10
Interest-bearing checking	(15)	9	(6)	37	22	59
Market rate checking	10	17	27	13	74	87
Certificates of deposits	27	106	133	56	319	375
Total deposits	22	134	156	106	425	531
Borrowings	(18)	(20)	(38)	(91)	5	(86)
Total interest-bearing liabilities	4	114	118	15	430	445

Change in net interest income	$1,256	$(1,485)	$(230)	$734	$(899)	$(165)

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income decreased $655,000 to a net loss of $196,000 for the three months ended September 30, 2019, compared to net income of $459,000 for the three months ended September 30, 2018.  The decrease was due primarily to an increase in non-interest expenses of $1.0 million, primarily related to annual salary increases and stock based compensation as well as data processing expense related to our core system conversion.

Interest Income. Interest income decreased $111,000, or 2.8%, to $3.9 million for the three months ended September 30, 2019 from $4.0 million for the three months ended September 30, 2018.  The decrease was due to decreases in interest income on all interest-earning asset categories.

Interest income on loans decreased $24,000, or 0.6%, to $3.7 million for the three months ended September 30, 2019 from $3.7 million for the three months ended September 30, 2018. Our average balance of loans increased $24.0 million, or 10.9%, to $244.3 million for the three months ended September 30, 2019 from $220.4 million for the three months ended September 30, 2018.  The increase in the average balance of loans resulted primarily from the opening of our indirect automobile lending division, Community First Auto, in October 2018.  Our average yield on loans decreased 70 basis points to 6.01% for the three months ended September 30, 2019 from 6.71% for the three months ended September 30, 2018, due primarily to changes in our loan portfolio composition and competitive pressure on rates.

Interest income on securities (excluding Federal Home Loan Bank stock) decreased $73,000 to $59,000 for the three months ended September 30, 2019 from $132,000 for the three months ended September 30, 2018.  The average balance of securities decreased $9.0 million, or 40.1%, to $13.5 million for the three months ended September 30, 2019 from $22.6 million for the three months ended September 30, 2018, due to the sale of a large portion of the portfolio and paydowns on mortgage-backed securities and our using the funds received to fund loan growth instead of reinvesting in securities.  The average yield on securities decreased 61 basis points, to 1.72% from 2.33%.

Interest income on interest-earning deposits decreased $8,000 or 5.1%, to $148,000 for the three months ended September 30, 2019 from $156,000 for the three months ended September 30, 2018.  The decrease in interest income on interest-earning deposits was due to an $11.5 million, or 34.6%, decrease in the average balance, as we used excess cash to fund loan growth, partially offset by an increase in yield of 85 basis points.

Interest Expense. Interest expense increased $118,000, or 25.6%, to $579,000 for the three months ended September 30, 2019, compared to $461,000 for the three months ended September 30, 2018, due to an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

Interest expense on certificates of deposit increased $133,000 to $417,000 for the three months ended September 30, 2019 from $284,000 for the three months ended September 30, 2018.  The average rate we paid on certificates of deposit increased 45 basis points to 1.78% for the three months ended September 30, 2019 from 1.33% for the three months ended September 30, 2018, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit increased to $93.2 million for the three months ended September 30, 2019 compared to $85.8 million for the three months ended September 30, 2018.  Interest expense on market rate checking accounts and savings accounts also increased $27,000, or 61.4%, and $2,000, or 33.3%, respectively.

Interest expense on borrowings decreased to $0 for the three months ended September 30, 2019 compared to $38,000 for the three months ended September 30, 2018, as we repaid our FHLB advances during the first quarter of 2019 and have funded our operations with excess cash provided by an increase in deposits and the sale of securities and securities paydowns.

Net Interest Income. Net interest income decreased $229,000, or 6.5%, and was $3.3 million for the three months ended September 30, 2019 compared to $3.5 million for the three months ended September 30, 2018.  Our average net interest-earning assets increased by $2.2 million, or 2.6%, to $88.6 million for the three months ended September 30, 2019 from $86.3 million for the three months ended September 30, 2018, while our net interest rate spread decreased by 46 basis points to 4.34% for the three months ended September 30, 2019 from 4.80% for the three months ended September 30, 2018, reflecting a 22 basis point decrease in the yield on interest-earning assets and a 24 basis point increase in the rate paid on interest-bearing liabilities.  Our net interest margin was 4.72% for the three months ended September 30, 2019 compared to 5.11% for the three months ended September 30, 2018.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2019 and a provision of $200,000 for the three months ended September 30, 2018.  Our allowance for loan losses was $4.2 million at September 30, 2019 compared to $4.0 million at December 31, 2018 and $3.9 million at September 30, 2018.  The allowance for loan losses to total loans was 1.67% at September 30, 2019 compared to 1.74% at December 31, 2018 and 1.73% at September 30, 2018.  The allowance for loan losses to non-performing loans was 192.59% at September 30, 2019 compared to 220.0% at December 31, 2018 and 178.10% at September 30, 2018.  We had net recoveries of $28,000 during the three months ended September 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $167,000, or 45.4%, to $535,000 for the three months ended September 30, 2019 from $368,000 for the three months ended September 30, 2018.  This was a result of increases in service charges on deposit accounts, an SBA accounting adjustment in the prior year and a gain on the sale of available-for-sale investment securities in the amounts of $30,000, $68,000 and $67,000, respectively, during the three months ended September 30, 2019.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$1,861	$1,417	$444	31.3%
Deferred compensation	67	56	11	19.6%
Occupancy	465	458	7	1.5%
Advertising	37	49	(12)	(24.5)%
Data processing	748	233	515	221.0%
Other real estate owned	2	39	(37)	(94.9)%
Net gain on sale of other real estate owned	(8)	(35)	27	77.1%
Legal and accounting	505	385	120	31.2%
Organizational dues and subscriptions	60	81	(21)	(26.0)%
Director compensation	49	63	(14)	(22.2)%
Federal deposit insurance premiums	16	16	—	—
Other	319	344	(25)	(7.3)%
Total non-interest expenses	$4,121	$3,106	$1,015	32.7%

Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.  Data processing expense increased due to core system conversion related expenses.  Legal and accounting expense increased due to our proposed acquisition of ABB Financial Group, Inc.

Income Tax Expense. We recorded an income tax benefit of $87,000 for the three months ended September 30, 2019 compared to an income tax expense of $135,000 for the three months ended September 30, 2018 due to lower income before taxes in the 2019 period and generation of additional tax credits.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income decreased $1.4 million to $39,000 for the nine months ended September 30, 2019, compared to $1.4 million for the nine months ended September 30, 2018.  The decrease was due to an increase in non-interest expenses of $1.6 million, primarily related to annual salary increases, stock-based compensation related to equity grants and core conversion expenses, and decreases in net interest income of $165,000 and non-interest income of $354,000, partially offset by a decrease in income tax expense of $252,000.

Interest Income. Interest income increased $280,000, or 2.6%, to $11.2 million for the nine months ended September 30, 2019 from $11.0 million for the nine months ended September 30, 2018.  The increase was due to increases in interest income on loans and interest-earning deposits, partially offset by a decrease in interest income on investment securities.

Interest income on loans increased $267,000, or 2.6%, to $10.5 million for the nine months ended September 30, 2019 from $10.2 million for the nine months ended September 30, 2018. Our average balance of loans increased $16.9 million, or 7.7%, to $238.3 million for the nine months ended September 30, 2019 from $221.4 million for the nine months ended September 30, 2018.  The increase in the average balance of loans resulted primarily from the opening of our indirect automobile lending division, Community First Auto, in October 2018.  Our average yield on loans decreased 29 basis points to 5.85% for the nine months ended September 30, 2019 from 6.14% for the nine months ended September 30, 2018, due primarily to changes in our loan portfolio composition and competitive pressure on rates.

Interest income on interest-earning deposits increased $127,000 or 39.6%, to $448,000 for the nine months ended September 30, 2019 from $321,000 for the nine months ended September 30, 2018.  The increase in interest income on interest-earning deposits was due primarily to a 135 basis point increase in yield, reflecting increases in market interest rates.  Our average balance of interest-earning deposits decreased $4.8 million, or 20.4%, to $18.9 million for the nine months ended September 30, 2019 from $23.8 million for the nine months ended September 30, 2018, as excess cash was used to fund loan growth.

Interest income on securities (excluding Federal Home Loan Bank stock) decreased $104,000 to $315,000 for the nine months ended September 30, 2019 from $419,000 for the nine months ended September 30, 2018.  The average balance of securities decreased $4.6 million, or 19.7%, to $18.9 million for the nine months ended September 30, 2019 from $23.5 million for the nine months ended September 30, 2018.  The average yield on securities decreased 12 basis points, to 2.23% from 2.35%.

Interest Expense. Interest expense increased $445,000, or 36.6%, to $1.7 million for the nine months ended September 30, 2019, compared to $1.2 million for the nine months ended September 30, 2018, due to an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

We experienced an increase in interest expense for all deposit categories.  Interest expense on certificates of deposit increased $375,000 to $1.2 million for the nine months ended September 30, 2019 from $784,000 for the nine months ended September 30, 2018.  The average rate we paid on certificates of deposit increased 47 basis points to 1.70% for the nine months ended September 30, 2019 from 1.23% for the nine months ended September 30, 2018, reflecting our increasing interest rates in response to changes in market interest rates.  The average balance of certificates of deposit increased to $91.0 million for the nine months ended September 30, 2019 compared to $85.4 million for the nine months ended September 30, 2018.  Interest expense on interest-bearing checking accounts increased $59,000 to $274,000 for the nine months ended September 30, 2019 compared to $215,000 for the nine months ended September 30, 2018.  The average balance of and rate paid on interest-bearing checking accounts increased to $52.4 million and 0.70%, respectively, for the nine months ended September 30, 2019, from $45.1 million and 0.63%, respectively, for the nine months ended September 30, 2018, as we saw an increase in the number of Kasasa reward based checking accounts opened.  Interest expense on market rate checking accounts and savings accounts also increased $87,000, or 94.6%, and $10,000, or 76.9%, respectively.

Interest expense on borrowings decreased to $26,000 for the nine months ended September 30, 2019 compared to $112,000 for the nine months ended September 30, 2018, as the average balance of borrowings decreased to $1.7 million from $7.6 million, as we repaid our FHLB advances during the first quarter and have funded our operations with excess cash provided by an increase in deposits and the sale of securities and securities paydowns.

Net Interest Income. Net interest income decreased $165,000, or 1.7%, and was $9.6 million for the nine months ended September 30, 2019 compared to $9.7 million for the nine months ended September 30, 2018.  Our average net interest-earning assets decreased by $3.6 million, or 4.2%, to $80.3 million for the nine months ended September 30, 2019 from $83.9 million for the nine months ended September 30, 2018, and our net interest rate spread decreased by 27 basis points to 4.29% for the nine months ended September 30, 2019 from 4.56% for the nine months ended September 30, 2018, reflecting increases in the average balance of interest-bearing liabilities and the rate paid on interest-bearing liabilities.  Our net interest margin decreased by 20 basis points to 4.62% for the nine months ended September 30, 2019 from 4.82% for the nine months ended September 30, 2018.

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

After an evaluation of these factors, we recorded no provision for loan losses for the nine months ended September 30, 2019 and a provision or $500,000 for nine months ended September 30, 2018.  Our allowance for loan losses was $4.2 million at September 30, 2019 compared to $4.0 million at December 31, 2018 and $3.9 million at September 30, 2018.  The allowance for loan losses to total loans was 1.67% at September 30, 2019 compared to 1.74% at December 31, 2018 and 1.73% at September 30, 2018.  The allowance for loan losses to non-performing loans was 192.59% at September 30, 2019 compared to 220.0% at December 31, 2018 and 178.10% at September 30, 2018.  We had net recoveries of $186,000 during the nine months ended September 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $354,000, or 22.3%, to $1.2 million for the nine months ended September 30, 2019 from $1.6 million for the nine months ended September 30, 2018.  The decrease resulted primarily from a decrease in Small Business Administration loan fees of $577,000, due to fewer Small Business Administration loans being closed during the period, partially offset by increases in service charges on deposit accounts and other non-interest income of $48,000 and $175,000, respectively, during the nine months ended September 30, 2019.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,519	$4,798	$721	15.0%
Deferred compensation	171	159	12	7.5%
Occupancy	1,421	1,299	122	9.4%
Advertising	104	132	(28)	(21.2)%
Data processing	1,360	684	676	98.8%
Other real estate owned	19	100	(81)	(81.0)%
Net gain on sale of other real estate owned	(104)	(59)	(45)	76.3%
Legal and accounting	1,037	872	165	19.0%
Organizational dues and subscriptions	213	236	(23)	(9.7)%
Director compensation	145	171	(26)	(15.3)%
Federal deposit insurance premiums	48	48	—	—
Other	935	824	111	13.5%
Total non-interest expenses	$10,868	$9,264	$1,604	17.3%

Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.  Data processing expense increased due to expenses associated with our core system conversion.  Legal and accounting expense increased due to our proposed acquisition of ABB Financial Group, Inc.  Occupancy expense increased due to software and license agreement expenses related to the core system conversion.

Income Tax Expense. We incurred income tax benefit of $94,000 for the nine months ended September 30, 2019 compared to income tax expense of $158,000 for the nine months ended September 30, 2018 due to the net loss in the 2019 period and generation of additional tax credits.

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

The table below sets forth, as of September 30, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,100	6.95%
+200	12,684	3.57%
Level	12,247	—
-200	11,404	(6.88)%
-400	10,940	(10.67)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.57% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.88% decrease in net interest income.  At September 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.65% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.34% decrease in net interest income.

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

The table below sets forth, as of September 30, 2019, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$68,713	$(7,575)	(9.93)%	23.71%	(30)
+200	72,853	(3,435)	(4.50)%	24.00%	(1)
—	76,288	—	—	24.01%	—
-200	74,078	(2,210)	(2.90)%	22.76%	(125)
-400	72,654	(3,634)	(4.76)%	22.43%	(158)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at September 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.50% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.90% decrease in net economic value.  At September 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 9.66% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.52% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of September 30, 2019, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended September 30, 2019.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$34,415	34,415	34,415	34,415	34,415	$37,744
Investments	475	655	1,490	2,070	3,256	4,325
Net loans	31,809	52,158	73,886	115,494	189,522	248,071
Other assets	—	—	—	—	—	18,320
Total	$66,699	87,228	109,791	151,979	227,193	$308,460

Liabilities:
Non-maturity deposits	$48,368	52,587	61,025	77,901	121,471	$146,740
Certificates of deposit	8,066	18,413	30,616	44,623	79,651	94,418
Borrowings	2,686	2,686	2,686	2,686	2,686	2,686
Other liabilities	—	—	—	—	—	2,705
Equity capital	—	—	—	—	—	61,911
Total (1)	$59,120	73,686	94,327	125,210	203,808	$308,460

Asset/liability gap	$7,579	13,542	15,464	26,769	23,385
Gap/assets ratio (2)	2.46%	4.39%	5.01%	8.68%	7.58%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($309.7 million).

At September 30, 2019, our asset/liability gap from zero days to one year was positive $15.5 million, resulting in a gap/assets ratio of 5.01%.  At September 30, 2018, our asset/liability gap from zero days to one year was positive $10.0 million, resulting in a gap/assets ratio of 3.22%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At September 30, 2019, we had a $76.7 million line of credit with the Federal Home Loan Bank of Atlanta, with a $4.5 letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at September 30, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $729,000 for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $3.1 million for the nine months ended September 30, 2018.  Net cash used in investing activities, which consist primarily of disbursements for loan originations, was $1.5 million and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively.  Net cash provided by financing activities, which consist primarily of activity in deposit accounts and repayments of FHLB advances, was $1.7 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $19.0 million for the nine months ended September 30, 2018.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2019, we exceeded all of our regulatory capital requirements and ere categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for September 30, 2019 and December 31, 2018 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,672	28%	$9,928	4.50%	$14,341	6.50%
Total Capital
(to Risk Weighted Assets)	$64,448	29%	$17,650	8%	$22,063	10%
Tier I Capital
(to Risk Weighted Assets)	$61,672	28%	$13,238	6%	$17,650	8%
Tier I Capital
(to Average Assets)	$61,672	20%	$12,275	4%	$15,343	5%

As of December 31, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,880	29%	$9,292	4.50%	$13,422	6.50%
Total Capital
(to Risk Weighted Assets)	$63,479	31%	$16,519	8%	$20,649	10%
Tier I Capital
(to Risk Weighted Assets)	$60,880	29%	$12,389	6%	$16,519	8%
Tier I Capital
(to Average Assets)	$60,880	20%	$12,291	4%	$15,363	5%

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework. The framework will first be available for use in the Bank’s March 31, 2020 Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At September 30, 2019, we had outstanding commitments to originate loans of $29.6 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from September 30, 2019 totaled $30.6 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

3.3 10.1

Amendment to Bylaws of Community First Bancshares, Inc. (3)

Amendment 1, dated as of October 9, 2019, to the Employment Agreement, dated as of September 1, 2018, by and between Community First Bancshares, Inc., Newton Federal Bank and Johnny S. Smith (4)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income (Loss), (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2017 (Commission File No. 001-38074).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on October 15, 2019 (Commission File No. 001-38074).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANCSHARES, INC.

Date:	November 13, 2019	/s/ Johnny S. Smith
Johnny S. Smith
President and Chief Executive Officer

Date:	November 13, 2019	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer