Form 10-K
period 2019-12-31
Community First Bancshares, Inc.
filed 2020-03-30
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38074

Community First Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Federal	82-1147778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3175 Highway 278, Covington, Georgia	30014
(Address of principal executive offices)	(Zip code)

(770) 786-7088

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbols	Name of exchange on which registered
Common Stock, par value $0.01 per share CFBI	The NASDAQ Stock Market LLC

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $9.93 as of June 30, 2019, was $31.3 million.

As of March 25, 2020 there were 7,557,848 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

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

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•	the effects of any pandemic disease, natural disaster, war, act of terrorism, accident, or similar action or event.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Community First Bancshares, Inc.

Community First Bancshares, Inc., a federal corporation that was organized in 2017, is a savings and loan holding company headquartered in Covington, Georgia. Community First Bancshares, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “CFBI.”  Community First Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Newton Federal Bank, a federally chartered savings bank. Community First Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2019, Community First Bancshares, Inc. had total assets of $319.3 million, loans of $248.0 million, deposits of $238.1 million, and stockholders’ equity of $77.2 million.

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

Mutual Holding Company Ownership Structure

Public stockholders own a minority of the outstanding shares of Community First Bancshares, Inc.’s common stock.  As a result, stockholders other than Community First Bancshares, MHC are not be able to exercise voting control over most matters put to a vote of stockholders. Community First Bancshares, MHC owns a majority of Community First Bancshares, Inc.’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders.  The same directors and officers who manage Newton Federal Bank also manage Community First Bancshares, Inc. and Community First Bancshares, MHC.  The board of directors of Community First Bancshares, MHC must ensure that the interests of depositors of Newton Federal

Bank (as members of Community First Bancshares, MHC) are represented and considered in matters put to a vote of stockholders of Community First Bancshares, Inc. Therefore, Community First Bancshares, MHC may take action that the public stockholders believe to be contrary to their interests.  For example, Community First Bancshares, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Community First Bancshares, MHC.

In addition, stockholders are not able to force a merger or second-step conversion transaction without the consent of Community First Bancshares, MHC since such transactions also require the approval of a majority of all of the outstanding voting stock of Community First Bancshares, MHC, which can only be achieved if Community First Bancshares, MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion or the implementation of equity incentive plans as, under current regulations and policies, such matters also require the separate approval of the stockholders other than Community First Bancshares, MHC.

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

Acquisition

On January 10, 2020, Community First Bancshares, Inc. and Newton Federal Bank completed their acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned subsidiary, Affinity Bank.  At the effective time of the acquisition, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash.  Including consideration received by holders of options to purchase ABB common stock, the aggregate consideration paid in the transaction was approximately $40.3 million.  In addition, $5.9 million of preferred stock that had been issued by ABB has been redeemed, and $1.4 million of trust preferred securities issued by a subsidiary of ABB have been acquired by Community First Bancshares, Inc. and canceled.  All accrued but unpaid dividends and interest have been paid on the preferred stock and trust preferred securities.

Market Area

We conduct our operations from our main office and branch office in Covington, Georgia, which are located in Newton County, Georgia, as well as our loan production offices located in (i) Watkinsville, Georgia, which is in Oconee County (in the Athens, Georgia market area) and (ii) Braselton, Georgia, which is in Jackson County.  Newton County, Georgia represents our primary geographic market area for deposits, while we make loans in Newton County and the contiguous counties.  In March 2018, we closed our Southside branch office in Covington at 10131 Carlin Avenue.  Although it no longer operates as a branch, we opened our indirect automobile lending division, Community First Auto, in this location on October 1, 2018.

Covington, Georgia is located 35 miles east of Atlanta, Georgia and 47 miles south of Athens, Georgia.  In Newton County, the manufacturing sector represents 24% of the non-farm, non-government labor force. This is more than double the state of Georgia. Other significant employer industries in the county include retail trades, health care and social assistance and food services and accommodations. There are approximately 1,431 businesses operating in Newton County.   Newton County’s total population is estimated at 110,196, which grew 10.2% from 2010.  The state of Georgia grew 9.4% during that period. Newton County is projected to grow 6.0% between 2019 and 2024, compared to 5.2% for Georgia.  The median household income in Newton County was approximately $51,082, which is higher than the Georgia state median of $59,397 and lower than the national median household income of $63,174.

Oconee County’s total population is estimated at 39,456, grew 20% since 2010, and is estimated to grow over 8% by 2024. It has approximately 1,175 businesses, with the largest employers in the construction, health care and social assistance, and professional, scientific, and technical services.

Clarke County has a total population of 129,527, grew 11.0% since 2010, and is projected to grow another 6.0% by 2024. It is the home to the University of Georgia. It is also home to 3,039 businesses, with the most significant employee representation in accommodation and food services, health care and social services, and retail trade.

Jackson County has a total population of 69,961, grew 15.7% since 2010, and is projected to grow another 8.2% by 2024. It has approximately 1,300 businesses, with the most significant employee representation in retail trade, construction, and other services (except public administration).

Cobb County has a total population of 768,411, grew 11.7% since 2010, and is projected to grow another 5.8% by 2024. It has approximately 20,500 businesses, with the most significant employee representation in professional, scientific, and technical services, retail trade, and health care and social assistance.

Fulton County has a total population of 768,411, grew 11.7% since 2010, and is projected to grow another 5.8% by 2024. It has approximately 36,000 businesses, with the most significant employee representation in professional, scientific, and technical services, retail trade, and health care and social assistance.

The following chart reflects unemployment rates for December 2019:

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

Competition

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2019 (the most recent date for which data is available), our market share of deposits represented 22.6% of Federal Deposit Insurance Corporation-insured deposits in Newton County, ranking us second in market share of deposits out of nine institutions operating in the county.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.  In addition to the loans included in the table below, at December 31, 2019, we had no loans held for sale, and $151,077 of deferred loan fees.

	At December 31,				At September 30,
	2019		2018		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$116,843	46.35%	$139,919	60.44%	$135,508	59.85%	$138,875	63.78%	$132,899	68.54%	$132,480	75.42%
Commercial (2)	54,488	21.61%	45,509	19.67%	39,768	17.57%	29,861	13.71	29,162	15.04	24,581	13.99
Construction and land	20,502	8.13%	14,015	6.06%	20,188	8.92%	25,165	11.56	13,343	6.88	2,261	1.28
Commercial and industrial loans	28,613	11.35%	27,408	11.84%	28,375	12.53%	21,060	9.67	16,221	8.37	14,333	8.16
Consumer loans	31,644	12.56%	4,595	1.99%	2,555	1.13%	2,783	1.28	2,262	1.17	2,017	1.15
	252,090	100.00%	231,446	100.00%	226,394	100.00%	217,744	100.00%	193,887	100.00%	175,672	100.00%
Less:
Allowance for losses	4,134		4,022		3,909		4,551		4,309		5,874
Total loans	$247,956		$227,424		$222,485		$213,193		$189,578		$169,798

(1)	Includes home equity loans and lines of credit, which totaled $2.8 million at December 31, 2019.
(2)	Includes multi-family residential real estate loans, which totaled $1.1 million at December 31, 2019.

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2019	One- to Four-Family Residential Real Estate	Commercial Real Estate	Construction and Land
	(In thousands)
Amounts due in:
One year or less	$5,272	$4,932	$6,704
More than one to five years	17,823	26,638	5,248
More than five years	93,748	22,918	8,550
Total	$116,843	$54,488	$20,502

December 31, 2019	Commercial and Industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$7,327	$286	$24,521
More than one to five years	11,370	14,774	75,853
More than five years	9,916	16,584	151,716
Total	$28,613	$31,644	$252,090

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$104,960	$6,633	$111,593
Commercial	41,425	8,132	49,557
Construction and land	9,990	3,807	13,797
Commercial and industrial loans	11,401	9,886	21,287
Consumer loans	31,298	37	31,335
Total loans	$199,074	$28,495	$227,569

(1)	Consists of home equity loans and lines of credit.

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program has historically been the origination of one- to four-family residential real estate loans.  At December 31, 2019, we had $116.8 million of loans secured by one- to four-family real estate, representing 46.35% of our total loan portfolio.  We currently originate adjustable rate and fixed-rate one-to four-family residential real estate loans.  We have historically originated fixed rate one-to four-family residential real estate loans with balloon terms.  At December 31, 2019, $31.5 million, or 26.96%, of our one- to four-family residential real estate loans were balloon loans.

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

Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans.  Our commercial real estate loans are secured primarily by one- to four-family non-owner occupied investment properties and houses of worship and, to a lesser extent, office buildings, industrial facilities, hotels, convenience stores and retail facilities, substantially all of which are located in our primary market area.  At December 31, 2019, we had $54.5 million in commercial real estate loans, representing 21.61% of our total loan portfolio.  This amount included $1.1 million of multi-family residential real estate loans.  At December 31, 2019, our commercial real estate loans had an average balance of $482,000.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period.  The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines.  At December 31, 2019, our largest commercial real estate loan totaled $3.4 million and is secured by 82 condominium units situated on 24.67 aces.   At December 31, 2019, this loan was performing in accordance with its terms.

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

Commercial and Industrial Loans.  We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses.  These loans are generally secured by business assets, and we may support this collateral with junior liens on real property.  At December 31, 2019, commercial and industrial loans were $28.6 million, or 11.35% of our gross loans.  As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.

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

Our largest commercial and industrial loan at December 31, 2019 totaled $471,000 , was originated in 2015 and is secured by auto inventory.  At December 31, 2019, this loan was performing in accordance with its terms.

In connection with our acquisition of Affinity Bank, we now hold a portfolio of loans to dental professionals.  Such loans totaled $171.5 million at December 31, 2019, with total undisbursed of $12.5 million and credit availability of $184,000 at that date.

Construction and Land Loans.  We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.  Land loans also include loans secured by land purchased for investment purposes. At December 31, 2019, our construction loans totaled $20.5 million, representing 8.13% of our total loan portfolio, and included $79,000 of land loans.  At December 31, 2019, $1.9 million of our single-family construction loans were to individuals and $6.6 million were to contractors and builders.

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

At December 31, 2019, our largest construction and land loan was for $3.3 million, of which $3.1 million was outstanding. This loan was originated in 2018 to construct a car wash and is secured by land.  This loan was performing according to its terms at December 31, 2019.

Consumer Loans.  We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings.  Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans.  At December 31, 2019, consumer and other loans were $31.6 million, or 12.56% of gross loans.

In October 2018, our indirect automobile lending division, Community First Auto (“CFA”), opened an office in Covington, Georgia.  This division  has an experienced manager and sales team to operate this line of business.  At December 31, 2019, we had $28.8 million in indirect automobile loans

CFA purchases retail installment sales contracts from dealerships in the states of Georgia, Tennessee, North Carolina and South Carolina.  A dealership submits credit applications to CFA for consideration.  CFA fully underwrites each loan for creditworthiness, vehicle valuation, debt ratios and the consumer’s stability.  CFA underwrites each loan to ensure all credit policy guidelines are followed.  Applications that are approved and counter-offered are submitted to CFA for verification and funding.

All dealerships that submit retail installment contracts to CFA sign a separate retail dealer agreement that makes representations and warranties to CFA with respect to our security interest and the accuracy and validity of all information provided during the credit application and contract process.  Borrowers are responsible for carrying full coverage insurance during the life of the loan, but CFA has a blanket Vendor Single Interest policy in place to cover all loans in case of lapse of coverage, skip or confiscation.

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

We sometimes purchase whole loans from third parties to supplement our loan production.  These loans generally consist of loans to health care professionals and loans secured by manufactured housing.  At December 31, 2019, we had $3.3 million of whole loans that we purchased.  The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition, from time to time, we may purchase or sell participation interests in loans.  We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.  At December 31, 2019, we had $4 million of committed funds for loan participation interests that we purchased, and at that date, we had $14.7 million of loans for which we had sold participation interests.

Historically, we have not originated significant amounts of loans for sale, but we intend to increase this activity in the future in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income.  We currently sell loans through Quicken Loans and received fee.  At December 31, 2019, we had received $70,000 in fee income.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Newton Federal Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Newton Federal Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2019, based on the 15% limitation, Newton Federal Bank’s loans-to-one-borrower limit was approximately $9.4 million.  On the same date, Newton Federal Bank had no borrowers with outstanding balances in excess of this amount.  At December 31, 2019, our largest loan relationship with one borrower was for $4.7 million, which was two convenience stores, and the underlying loans were performing in accordance with their terms on that date.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,						At September 30,
	2019			2018			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$3,087	$2,040	$643	$196	$1,039	$228	$167	$980	$1,115
Commercial	114	24	10	—	—	—	283	3	—
Construction and land	—	—	—	—	—	—	—	257	—
Commercial and industrial loans	1,270	30	395	—	—	—	—	—	—
Consumer loans	58	34	—	9	1	1	—	30	7
Total	$4,529	$2,128	$1,048	$205	$1,040	$229	$450	$1,270	$1,122

	At September 30,
	2017			2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
				(In thousands)
Real estate loans:
One- to four-family residential	$173	$3,236	$1,559	$32	$3,382	$1,955	$—	$2,909	$1,598
Commercial	—	—	45	—	66	44	—	408	50
Construction and land	—	—	—	—	—	—	—	—	—
Commercial and industrial loans	19	45	—	194	—	—	—	—	33
Consumer loans	24	7	—	20	—	—	—	15	20
Total	$216	$3,288	$1,604	$246	$3,448	$1,999	$—	$3,332	$1,701

Non-Performing Assets.  The following table sets forth information regarding our non-performing assets.  Non-accrual loans include non-accruing troubled debt restructurings of $$532,000, $287,000, $279,000, $620,000, $810,000, and $1.3 million as of December 31, 2019 and 2018, and September 30, 2018, 2017, 2016 and 2015, respectively.

	At December 31,		At September 30,
	2019	2018	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,912	$1,744	$2,089	$3,540	$3,013	$2,056
Commercial	246	56	70	129	230	448
Construction and land	—	—	—	—	—	—
Commercial and industrial loans	395	27	29	—	—	33
Consumer loans	14	1	7	—	—	26
Total non-accrual loans	$2,567	$1,828	2,195	3,669	3,243	2,563
Accruing loans past due 90 days or more	—	—	—	—	—	—
Real estate owned:
One- to four-family residential	140	508	67	61	—	—
Commercial	—	—	—	—	—	470
Construction and land	—	—	—	—	—	62
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total real estate owned	140	508	67	61	—	532
Total non-performing assets	$2,707	$2,336	$2,262	$3,730	$3,243	$3,095
Total accruing troubled debt restructured loans	$3,286	$3,773	$4,136	$4,956	$5,815	$4,358
Total non-performing loans to total loans	1.02%	0.79%	0.97%	1.69%	1.71%	1.51%
Total non-performing assets to total assets	0.85%	0.76%	0.74%	1.34%	1.39%	1.37%

Interest income that would have been recorded for the year ended December 31, 2019 had non-accruing loans been current according to their original terms amounted to $146,000.  We recognized $70,000 of interest income for these loans for the year ended December 31, 2019.  In addition, interest income that would have been recorded for the year ended December 31, 2019 had troubled debt restructurings been current according to their original terms amounted to $100,000.  We recognized $9,000 of interest income for these loans for the year ended December 31, 2019.

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,		At September 30,
	2019	2018	2018
	(In thousands)
Substandard assets	$7,041	$6,314	$6,651
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$7,041	$6,314	$6,651
Special mention assets	$229	$65	$66

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,	Three Months Ended December 31,		Years Ended September 30,
	2019	2018	2017	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$4,022	$3,909	$4,551	$4,551	$4,309	$5,874	$5,708
Provision for loan losses	—	—	—	500	—	—	—
Charge offs:
Real estate loans:
One- to four-family residential	(254)	(11)	—	(1,425)	(41)	(337)	(438)
Commercial	—	—	—	(6)	—	(1,796)	(20)
Construction and land	—	—	—	—	—	—	—
Commercial and industrial loans	(163)	(14)	—	(1,275)	(66)	—	—
Consumer loans	(36)	(2)	—	(33)	(60)	(12)	(18)
Total charge-offs	(453)	(27)	—	(2,739)	(167)	(2,145)	(476)
Recoveries:
Real estate loans:
One- to four-family residential	367	93	9	1,287	333	341	356
Commercial	130	33	50	172	52	233	130
Construction and land	—	—	—	17	—	—	—
Commercial and industrial loans	68	14	—	121	15	—	154
Consumer loans	—	—	—	—	9	6	2
Total recoveries	565	140	59	1,597	409	580	642
Net (charge-offs) recoveries	112	113	59	(1,142)	242	(1,565)	166
Allowance at end of period	$4,134	$4,022	$4,610	$3,909	$4,551	$4,309	$5,874
Allowance to non-performing loans	161.07%	220.02%	94.95%	178.10%	124.04%	132.87%	229.18%
Allowance to total loans outstanding at the end of the period	1.64%	1.73%	2.09%	1.73%	2.10%	2.22%	3.34%
Net (charge-offs) recoveries to average loans outstanding during the period	0.05%	0.20%	0.11%	(0.52)%	0.12%	(0.86)%	0.09%

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

	At December 31,						At September 30,
	2019			2018			2018
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$369	8.95%	46.35%	$641	15.97%	60.44%	$687	17.58%	59.85%
Commercial	1,661	40.23%	21.61%	1,619	40.32%	19.67%	1,312	33.57	17.57
Construction and land	153	3.71%	8.13%	108	2.69%	6.06%	178	4.55	8.92
Commercial and industrial loans	1,478	35.82%	11.35%	1,520	37.86%	11.84%	1,670	42.73	12.53
Consumer loans	466	11.29%	12.56%	127	3.16%	1.99%	61	1.57	1.13
Total allocated allowance	4,127	100.00%	100.00%	4,015	100.00%	100.00%	3,908	100.00%	100.00%
Unallocated	7			7			1
Total	$4,135			$4,022			$3,909

	At September 30,
		2017		2016			2015
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,704	37.50%	63.78%	$1,882	43.78%	68.54%	$3,486	62.47%	75.42%
Commercial	1,548	34.07%	13.71	1,595	37.10	15.04	1,238	22.19	13.99
Construction and land	349	7.68%	11.56	143	3.32	6.88	67	1.20	1.28
Commercial and industrial loans	863	19.00%	9.67	643	14.96	8.37	739	13.24	8.16
Consumer loans	79	1.75%	1.28	36	0.84	1.17	50	0.90	1.15
Total allocated allowance	4,543	100.00%	100.00%	4,299	100.00%	100.00%	5,580	100.00%	100.00%
Unallocated	8			10			294
Total	$4,551			$4,309			$5,874

	At September 30,
	2018			2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$687	17.58%	59.85%	$1,704	37.49%	63.78%	$1,882	43.78%	68.54%
Commercial	1,312	33.57%	17.57%	1,548	34.07%	13.71%	1,595	37.10	15.04
Construction and land	178	4.55%	8.92%	349	7.68%	11.56%	143	3.32	6.88
Commercial and industrial loans	1,670	42.73%	12.53%	863	19.00%	9.67%	643	14.96	8.37
Consumer loans	61	1.57%	1.13%	79	1.75%	1.28%	36	0.84	1.17
Total allocated allowance	3,908	100.00%	100.00%	4,543	100.00%	100.00%	4,299	100.00%	100.00%
Unallocated	1			8			10
Total	$3,909			$4,551			$4,309

	At September 30,
	2015			2014
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$3,486	62.47%	75.42%	$3,424	67.83%	77.84%
Commercial	1,238	22.19	13.99	1,034	20.48	14.38
Construction and land	67	1.20	1.28	55	1.09	0.45
Commercial and industrial loans	739	13.24	8.16	495	9.81	6.47
Consumer loans	50	0.90	1.15	40	0.79	0.86
Total allocated allowance	5,580	100.00%	100.00%	5,048	100.00%	100.00%
Unallocated	294			660
Total	$5,874			$5,708

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

At December 31, 2019, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta.  At December 31, 2019, we owned $278,200 of Federal Home Loan Bank of Atlanta stock.  As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities.

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.

	At December 31,				At September 30,
	2019		2018		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
U.S. Government sponsored enterprises	$—	$—	$1,000	$993	$1,000	$990	$1,000	$1,001
Total	$—	$—	$1,000	$993	$1,000	$990	$1,000	$1,001

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,				At September 30,
	2019		2018		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
Municipal securities – tax exempt	$—	$—	$5,670	$5,609	$5,687	$5,521	$5,756	$5,874
Municipal securities – taxable	—	—	3,119	2,987	3,122	2,925	—	—
U.S. Government sponsored enterprises	501	500	501	491	502	488	502	502
Government agency mortgage-backed securities	3,305	3,318	12,451	12,058	12,988	12,426	8,000	7,969
Total	$3,806	$3,818	$21,741	$21,145	$22,299	$21,360	$14,258	$14,345

	At September 30,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
Municipal securities – tax exempt	$5,687	$5,521	$5,756	$5,874	$—	$—
Municipal securities – taxable	3,122	2,925	—	—	—	—
U.S. Government sponsored enterprises	502	488	502	502
Government agency mortgage-backed securities	12,988	12,426	8,000	7,969	—	—
Total	$22,299	$21,360	$14,258	$14,345	$—	$—

As of December 31, 2019, there were no securities with an amortized cost or estimated fair value that exceeded 10% of our total equity.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2019, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  There were no held-to-maturity securities at December 31, 2019.   Following is a maturity schedule at December 31, 2018 for held-to-maturity securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
U.S. Government sponsored enterprises	$1,000	1.60%	$—	—%	$—		$—	—%	$1,000	$993	1.60%
Total	$1,000	1.60%	$—	—%	$—%		$—	—%	$1,000	$993	1.60%

Following is a maturity schedule at December 31, 2019 for available-for-sale securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
U.S. Government sponsored enterprises	$501	1.46%	$—	—	$—	—	$—	—	$501	$500	1.46%
Government agency mortgage-backed	—	—	3,305	2.14%	—	—	—	—	3,305	3,318	2.14%
Total	$501	1.46%	3,305	2.14%	$—	—	$—	—	$3,806	$3,818	2.05%

Following is a maturity schedule at December 31, 2018 for available-for-sale securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
Municipal securities – tax exempt	$—	—%	$489	2.30%	$5,181	2.10%	$—	—%	$5,670	$5,609	2.12%
Municipal securities – taxable	—	—	—	—	1,121	2.90	1,998	3.13	3,119	2,987	3.05
U.S. Government sponsored enterprises	—	—	501	1.46	—	—	—	—	501	491	1.46
Government agency mortgage-backed	—	—	6,975	2.23	5,476	2.71	—		12,451	12,058	2.44
Total	$—	—%	$7,965	2.18%	$11,778	2.46%	$1,998	3.13%	$21,741	$21,145	2.42%

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,						At September 30,
	2019			2018			2018			2017
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking accounts	$29,549	12.41%	—	$28,472	12.99%	—	$29,797	13.77%	—%	$25,050	12.87%	—%
Statement savings accounts	22,691	9.53%	0.13%	24,511	11.18%	0.06%	24,508	11.33%	0.06%	22,655	11.64%	0.04%
Interest-bearing checking accounts	47,324	19.87%	0.69%	53,752	24.52%	0.63%	53,244	24.61%	0.63%	38,981	20.03%	0.46%
Money market checking accounts	33,380	14.01%	0.99%	24,936	11.38%	0.47%	23,140	10.69%	0.47%	22,556	11.59%	0.26%
Certificates of deposit	105,237	44.18%	1.73%	87,510	39.93%	1.20%	85,698	39.60%	1.20%	85,371	43.87%	0.99%
Total	$238,181	100.00%	1.05%	$219,181	100.00%	0.81%	$216,387	100.00%	0.81%	$194,613	100.00%	0.56%

As of December 31, 2019 and December 31, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $62.7 million and $42.4 million, respectively.  The following table sets forth the maturity of these certificates as of December 31, 2019 and 2018.

	At December 31, 2019	At December 31, 2018
	(In thousands)
Maturity Period:
Three months or less	$6,025	$3,656
Over three through six months	4,113	2,160
Over six through twelve months	12,137	5,308
Over twelve months	40,442	31,308
Total	$62,717	$42,432

Borrowings.  As of December 31, 2019, we had a $86.0 million line of credit with the Federal Home Loan Bank of Atlanta.  Other than annual testing of the line of credit where we borrow $5.0 million for one day, we did not have any outstanding borrowings during the year ended December 31, 2019, the transition period of three months ended December 31, 2018 or the year ended September 30, 2018.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have two unsecured federal funds lines of credit, in the amounts of $5.0 million and $7.5 million.  No amount was outstanding on these lines of credit at December 31, 2019 or during the 2019 fiscal year, except for amounts required for annual testing.

Subsidiary Activities

Community First Bancshares, Inc. has no subsidiaries other than Newton Federal Bank.

Personnel

As of December 31, 2019, we had 80 full-time employees and one part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

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

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Tax Cuts and Jobs Act has repealed the Alternative Minimum Tax for income generated after January 1, 2018.  At December 31, 2019 and 2018, the Company had no minimum tax credit carryovers.

Net Operating Loss Carryovers.  As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely.  At December 31, 2019 and 2018, Community First Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers.  A corporation cannot recognize capital losses in excess of capital gains generated.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At December 31, 2019 and 2018, Community First Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers.  Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2019 and 2018, Newton Federal Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depositary institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. At December 31, 2019 and 2018, Newton Federal Bank had $374,500 and $355,000, respectively, of bank tax credits available for future use.

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

Loan Limitations.  A federal savings association may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. Specifically, Newton Federal Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real estate generally may not, on a combined basis, exceed 400% of Newton Federal Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of Newton Federal Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, Newton Federal Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5% of its assets in unsecured construction loans. We may invest up to 10% of our assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.

As a result of our acquisition of Affinity Bank, we exceed the 20% limitation described above with respect to commercial loans and leases.  We estimate that the total balance of such loans between Newton Federal Bank and Affinity Bank constituted 23.60% of total combined assets as if the merger had been completed as of December 31, 2019.  We have received regulatory approval to exceed this limitation for two years following the completion of the acquisition.  If, at the end of the two-year period, we are not in compliance with this requirement, then we may be required to take such actions as converting our bank charter to a state commercial or national bank charter, make the election described below under “—National Bank Powers Election,” or divest of commercial loans.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer was fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies established 9% as the minimum capital for the Community Bank Leverage Ratio.  A financial institution can elect to be subject to this definition.

At December 31, 2019 and 2018, Newton Federal Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate).  As of December 31, 2019 and 2018, Newton Federal Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2019 and 2018, Newton Federal Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%

The previously referenced final rue establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2019 and 2018, Newton Federal Bank satisfied the QTL test.

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

Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

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

Federal Home Loan Bank System.  Newton Federal Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Atlanta, Newton Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2019 and 2018, Newton Federal Bank was in compliance with this requirement.  While Newton Federal Bank’s ability to borrow from the Federal Home Loan Bank of Atlanta provides an additional source of liquidity, Newton Federal Bank has historically not used Federal Home Loan Bank advances to fund its operations.

National Bank Powers Election

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action.

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

Capital.  The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries.  However, the savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

Emerging Growth Company Status

Community First Bancshares, Inc. is an emerging growth company under the JOBS Act.  We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.  We expect to lose our status as an emerging growth company effective December 31, 2022, which is the end of the fifth year after the completion of our stock offering.  An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Community First Bancshares, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $250 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement.  Community First Bancshares, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.	Risk Factors

Not applicable, as Community First Bancshares, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2019, the net book value of our office properties was $7.2 million, and the net book value of our furniture, fixtures and equipment was $1.3 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
3175 Highway 278	Owned	1974	$1,999
Covington, Georgia 30014
Other Properties:
Eastside Branch	Owned	2000	671
8278 Highway 278
Covington, Georgia 30014
Former Southside Branch	Building	2006	974
Bypass Road & Highway 36	Owned/Land
10131 Carlin Avenue	Leased
Covington, Georgia 30014
Operations Center	Owned	2017	3,080
8460 Dr. M. L. King, Jr. Avenue
Covington, Georgia 30014
Loan Production Office	Leased	2016	N/A
Building 1600 Unit A&C Resource Valley Park	Land for Expansion	2018	481
1551 Jennings Mill Road
Watkinsville, Georgia 30677
Loan Production Office	Leased	2017	N/A
103 Mulberry Village
6342 Grand Hickory Drive
Braselton, Georgia 30517
Affinity Bank Office:	Leased	2017	N/A
400 Galeria Parkway SE
Suite 900
Atlanta, Georgia 30339
Loan Production Office	Leased	2019	N/A
5755 North Point Parkway
Suite 91
Alpharetta, Georgia 30022

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

Our common stock is traded on the Nasdaq Capital Market under the symbol “CFBI.” As of March 25, 2020 we had 262 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,557,848 shares of common stock outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2019.

There were no repurchases of shares of the Company’s common stock during the three months ended December 31, 2019.

(1)       The Board of Directors approved a stock repurchase program on April 30, 2018, which authorized the repurchase of up to 376,912 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 113,376 as of December 31, 2019. There is no expiration date for the stock repurchase plan.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Community First Bancshares, Inc. and Newton Federal Bank.  The financial condition data at December 31, 2019 and 2018, and the operating data for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30 2018 were derived from the audited consolidated financial statements of Community First Bancshares, Inc. included elsewhere in this annual report.  The information at and for the years ended September 30, 2017, 2016 and 2015 was derived in part from audited financial statements that are not included in this annual report.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At December 31,		At September 30,
	2019	2018	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$319,294	$307,695	$305,984	$277,815	$232,832	$226,337
Cash and cash equivalents	48,117	37,029	40,796	35,943	25,693	38,494
Securities held to maturity	-	1,000	1,000	1,000	7,499	7,492
Securities available for sale	3,818	21,145	21,360	14,345	—	—
Federal Home Loan Bank stock, at cost	278	580	580	216	205	202
Loans receivable, net	247,956	227,424	222,485	213,310	190,050	169,798
Other real estate owned	140	508	67	61	-	532
Premises and equipment, net	8,513	8,896	9,040	8,454	4,556	4,261
Deposits	238,181	219,181	216,387	194,613	181,699	176,687
Borrowings	—	7,570	7,570	—	—	—
Stockholders' equity	77,167	76,398	76,383	76,796	45,081	43,924

	For the Year Ended December 31,	For the Three Months Ended December 31,		For the Years Ended September 30,
	2019	2018	2017	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest income	$14,997	$3,592	$3,328	$14,292	$12,421	$11,248	$11,045
Interest expense	2,312	506	340	1,556	1,083	1,415	1,813
Net interest income	12,685	3,086	2,988	12,736	11,338	9,833	9,232
Provision for loan losses	—	—	—	500	—	—	—
Net interest income after provision for loan losses	12,685	3,086	2,988	12,236	11,338	9,833	9,232
Non-interest income	1,645	316	278	1,908	1,258	1,185	882
Non-interest expenses	14,004	3,211	3,179	12,490	10,525	9,164	7,621
Income before income tax benefit (expense)	326	191	87	1,654	2,071	1,854	2,493
Income tax benefit (expense)	29	(43)	(1,048)	(1,205)	(706)	(697)	(879)
Net income (loss)	$355	$148	$(961)	$449	$1,365	$1,157	$1,614
Earnings per share (basic and diluted)	$0.05	$0.02	$(0.13)	$0.06	$0.08	N/A	N/A

	At or For the Year Ended December 31,	At or For the Three Months Ended December 31,		At or For the Years Ended September 30,
	2019	2018	2017	2018	2017	2016	2015
Performance Ratios:
Return on average assets	0.11%	0.19%	(1.36)%	0.15%	0.52%	0.51%	0.72%
Return on average equity	0.46%	0.77%	(5.00)%	0.59%	2.32%	2.60%	3.83%
Interest rate spread (1)	4.17%	4.22%	4.29%	4.49%	4.42%	4.15%	4.04%
Net interest margin (2)	4.51%	4.51%	4.55%	4.76%	4.63%	4.39%	4.32%
Non-interest expense to average assets	4.53%	4.22%	4.50%	4.31%	4.04%	4.00%	3.41%
Efficiency ratio (3)	97.73%	94.40%	97.34%	85.29%	83.56%	83.17%	75.35%
Average interest-earning assets to average interest-bearing liabilities	141.27%	139.50%	149.93%	146.37%	147.37%	138.46%	133.81%
Capital Ratios:
Average equity to average assets	24.77%	25.09%	27.24%	26.32%	22.62%	19.41%	18.86%
Total capital to risk weighted assets	29.00%	31.00%	32.00%	31.07%	34.68%	32.13%	36.67%
Tier 1 capital to risk weighted assets	27.00%	29.00%	31.00%	29.82%	33.42%	30.86%	35.38%
Common equity tier 1 capital to risk weighted assets	27.00%	29.00%	31.00%	29.82%	33.42%	30.86%	35.38%
Tier 1 capital to average assets	20.00%	20.00%	21.00%	20.11%	21.55%	19.32%	19.37%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.64%	1.73%	2.09%	1.73%	2.10%	2.22%	3.34%
Allowance for loan losses as a percentage of non-performing loans	161.07%	220.02%	94.95%	178.10%	124.04%	132.87%	229.18%
Net (charge-offs) recoveries to average outstanding loans during the year	0.05%	0.20%	0.11%	(0.52)%	0.12%	(0.86)%	0.09%
Non-performing loans as a percentage of total loans	1.02%	0.79%	2.20%	0.97%	1.69%	1.67%	1.46%
Non-performing loans as a percentage of total assets	0.80%	0.59%	1.70%	0.72%	1.32%	1.39%	1.13%
Total non-performing assets as a percentage of total assets	0.85%	0.76%	1.74%	0.74%	1.34%	1.39%	1.37%
Other:
Number of offices	2	2	3	2	3	3	3
Number of full-time employees	80	84	84	83	81	65	63
Number of part-time employees	1	0	1	0	2	2	1

(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Total assets increased $13.3 million, or 4.3%, to $319.3 million at December 31, 2019 from $306.0 million at September 30, 2018.  The increase was primarily due to increases in loans and cash and cash equivalents, partially offset by a decrease in investment securities.  Loans increased $25.5 million, or 11.4%, to $248.0 million at December 31, 2019 from $222.5 million at September 30, 2018.  Cash and cash equivalents increased to $48.1 million at December 31, 2019, from $40.8 million at September 30, 2018.  Securities available-for-sale decreased to $3.8 million at December 31, 2019, from $21.4 million at September 30, 2018 as a large portion of the portfolio was sold.

Net income decreased $94,000, or 20.9%, to $355,000 for the year ended December 31, 2019, compared to $449,000 for the year ended September 30, 2018.  The decrease was due primarily to an increase in non-interest expenses and decreases in net interest income and non-interest income, partially offset by decreases in the provision for loan losses and income tax expense.  Non-interest expenses increased $1.5 million, or 12.1%, to $14.0 million for the year ended December 31, 2019, from $12.5 million for the year ended September 30, 2018, primarily as a result of increases in data processing, salaries and employee benefits, occupancy, and legal and accounting expenses.  Net interest income before provision for loan losses decreased $51,000, primarily a result of an increase in interest expense on deposits.  Non-interest income decreased $263,000, or 13.8%, to $1.6 million for the year ended December 31, 2019 from $1.9 million for the year ended September 30, 2018, primarily as a result of a decrease in Small Business Administration loan fees.  The provision for loan losses decreased to $0 for the year ended December 31, 2019 from $500,000 for the year ended September 30, 2018.  Income tax expense decreased by $1.2 million as a result of lower income before income taxes in 2019 and generation of additional tax credits and a large expense related to deferred taxes upon the passing of the tax cut in December 2017, which was in the fiscal year ended September 30, 2018.

A decrease in interest rates will present us with a challenge in managing our interest rate risk.  As a general matter, our interest-earning assets reprice or mature more quickly than our interest-bearing liabilities, which can result in interest income decreasing more rapidly than decreases in interest expense as interest rates decrease.  Therefore, decreases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations.  As described in “—Management of Market Risk,” our net interest income and our net economic value would decrease as a result of an instantaneous decrease in interest rates.  To help manage interest rate risk, we promote core deposit products,  we are diversifying our loan portfolio by adding more commercial-related loans and we are proactively managing the liability-side of the balance sheet and adjusting rates offered on our interest-bearing accounts to help minimize the compression on our net interest margin.  See “—Management of Market Risk.”

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

The allocation methodology applied by Newton Federal Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses is appropriate at December 31, 2019 and 2018. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Newton Federal Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at December 31, 2019 and September 30, 2018

Total assets increased $13.3 million, or 4.3%, to $319.3 million at December 31, 2019 from $306.0 million at September 30, 2018.  The increase was primarily due to increases in loans and cash and cash equivalents, partially offset by a decrease in investment securities.

Cash and cash equivalents increased $7.3 million, or 17.9%, to $48.1 million at December 31, 2019 from $40.8 million at September 30, 2018, as investment securities were sold and deposits increased, partially offset by use of cash to fund loan growth.

Loans increased $25.5 million, or 11.4%, to $248.0 million at December 31, 2019 from $222.5 million at September 30, 2018.  Commercial real estate loans increased $14.7 million, or 37.0%, to $54.5 million at December 31, 2019 from $39.8 million at September 30, 2018, largely due to an increased focus in this type of lending.  Consumer installment loans increased $29.1 million or 1,138.5% to $31.6 million at December 31, 2019 from $2.6 million at September 30, 2018 due to the establishment of Community First Auto in late 2018, which makes indirect automobile loans.

We owned no securities held-to-maturity at December 31, 2019, compared to $1.0 million at September 30, 2018.  Securities available-for-sale decreased to $3.8 million at December 31, 2019, from $21.4 million at September 30, 2018, due to the sale of a large portion of the investment portfolio to fund loan growth and paydowns on mortgage-backed securities.

Total deposits increased $21.8 million, or 10.1%, to $238.2 million at December 31, 2019 from $216.4 million at September 30, 2018.  The increase was caused primarily by increases in market rate checking accounts, which increased $10.2 million, or 44.3%, to $33.4 million at December 31, 2019, and certificates of deposit, which increased $19.6 million, or 22.9%, to $105.3 million at December 31, 2019 from $85.7 million at September 30, 2018.

We had no borrowings at December 31, 2019, compared to borrowings of $7.6 million, consisting entirely of Federal Home Loan Bank advances, at September 30, 2018, as we have funded our operations with excess cash provided by an increase in deposits and the sale of investment securities.

Stockholders’ equity increased $784,000 or 1.0%, to $77.2 million at December 31, 2019 from $76.4 million at September 30, 2018.  The increase was due primarily to unrealized gains on securities available-for-sale of $559,000 for the year ended December 31, 2019, compared to unrealized losses on securities available-for-sale of $752,000 for the year ended September 30, 2018.

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

	For the Year Ended December 31,			For the Three Month Ended December 31,						For the Years Ended September 30,
	2019			2018			2017			2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
		(Dollars in thousands)
Interest-earning assets:
Loans	$241,650	$14,022	5.80%	$224,940	$3,248	5.78%	$212,998	$3,106	5.83%	$219,272	$13,301	6.07%	$199,690	$11,852	5.94%
Securities	15,129	335	2.21%	22,125	135	2.43%	21,539	121	2.24%	22,998	542	2.35%	12,043	210	1.74%
Interest-earning deposits	24,045	619	2.57%	25,902	200	3.09%	27,904	97	1.39%	24,811	418	1.69%	32,820	348	1.06%
Federal Home Loan Bank of Atlanta stock	329	21	6.38%	580	9	6.40%	422	4	3.81%	531	31	5.84%	210	11	5.24%
Total interest-earning assets	281,153	14,997	5.33%	273,547	3,592	5.25%	262,863	3,328	5.06%	267,612	14,292	5.34%	244,763	12,421	5.07%
Non-interest-earning assets	28,109			30,726			19,412			22,256			15,752
Total assets	$309,262			$304,273			$282,275			$289,868			$260,515
Interest-bearing liabilities:
Passbook savings accounts	$24,530	31	0.13%	$24,410	6	0.10%	$23,315	2	0.04%	$23,987	15	0.06%	$22,505	9	0.04%
Interest-bearing checking accounts	51,406	352	0.69%	53,864	102	0.76%	39,368	59	0.60%	43,660	274	0.63%	35,349	164	0.46%
Money market checking accounts	27,568	274	0.99%	24,044	48	0.80%	22,420	15	0.27%	22,907	107	0.47%	22,294	58	0.26%
Certificates of deposit	94,219	1,629	1.73%	86,198	312	1.45%	85,361	240	1.12%	85,360	1,024	1.20%	85,910	852	0.99%
Total interest-bearing deposits	197,723	2,286	1.16%	188,516	468	0.99%	170,464	316	0.74%	175,914	1,420	0.81%	166,058	1,083	0.65%
Federal Home Loan Bank advances	1,288	26	2.02%	7,570	38	1.99%	4,863	24	1.98%	6,921	136	1.97%	34	—	—
Total interest-bearing liabilities	199,011	2,312	1.16%	196,086	506	1.03%	175,327	340	0.78%	182,835	1,556	0.85%	166,092	1,083	0.65%
Non-interest-bearing liabilities	33,645			31,851			30,049			30,733			35,498
Total liabilities	232,656			227,937			205,376			213,568			201,590
Total stockholders' equity	$76,606			$76,336			$76,899			$76,300			58,925
Total liabilities and retained earnings	$309,262			$304,273			$282,275			$289,868			$260,515
Net interest income		$12,685			$3,086			$2,988			$12,736			$11,338
Net interest rate spread (1)			4.17%			4.22%			4.29%			4.49%			4.42%
Net interest-earning assets (2)	$82,142			$77,461			$87,536			$84,777			$78,671
Net interest margin (3)			4.51%			4.51%			4.55%			4.76%			4.63%
Average interest-earning assets to interest- bearing liabilities	141.27%			139.50%			149.93%			146.37%			147.37%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Twelve Months Ended December 31, 2019 vs. Twelve Months Ended September 30, 2018			Three Months Ended December 31, 2018 vs. 2017			Twelve Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,276	$(555)	$721	$324	$(182)	$142	$1,185	$264	$1,449
Securities	(176)	(31)	(207)	4	10	14	238	94	332
Interest-earning deposits and federal funds	(13)	214	201	(47)	150	103	(22)	92	70
Federal Home Loan Bank of Atlanta stock	(14)	3	(10)	2	3	5	18	2	20
Total interest-earning assets	1,073	(369)	705	283	(19)	264	1,419	452	1,871
Interest-bearing liabilities:
Passbook savings accounts	—	16	16	—	4	4	1	5	6
Interest-bearing checking accounts	51	27	78	25	18	43	42	68	110
Money market checking accounts	29	138	167	1	32	33	2	47	49
Certificates of deposit	118	487	605	1	71	72	(5)	177	172
Total deposits	198	668	866	27	125	152	40	297	337
Federal Home Loan Bank advances	(114)	4	(110)	14	—	14	68	68	136
Total interest-bearing liabilities	84	672	756	41	125	166	108	365	473
Change in net interest income	$989	$(1,040)	$(51)	$242	$(144)	$98	$1,311	$87	$1,398

Comparison of Operating Results for the Years Ended December 31, 2019 and September 30, 2018

General. Net income decreased $94,000, or 20.9%, to $355,000 for the year ended December 31, 2019, compared to $449,000 for the year ended September 30, 2018.  The decrease was due primarily to an increase in non-interest expenses and decreases in net interest income and non-interest income, partially offset by decreases in the provision for loan losses and income tax expense.

Interest Income. Interest income increased $705,000, or 4.9%, to $15.0 million for the year ended December 31, 2019 from $14.3 million for the year ended September 30, 2018.  The increase was due primarily to a $721,000, or 5.4%, increase in interest income on loans, which represents a significant majority of our interest income.  Our average balance of loans increased $22.4 million, or 10.2%, to $241.7 million for the year ended December 31, 2019 from $219.3 million for the year ended September 30, 2018.  The increase in the average balance of loans resulted primarily from the opening of our indirect automobile lending division, Community First Auto, in October 2018.  Our average yield on loans decreased 27 basis points to 5.80% for the year ended December 31, 2019 from 6.07% for the year ended September 30, 2018, due primarily to changes in our loan portfolio composition and competitive pressure on rates.

Interest income on interest-earning deposits increased $201,000, or 48.1%, to $619,000 for the year ended December 31, 2019 from $418,000 for the year ended September 30, 2018.  The increase in interest income on interest-earning deposits was due to an 88 basis point increase in yield, reflecting increases in interest rates, as our average balance of interest-earning deposits decreased $767,000, or 3.1%, to $24.0 million for the year ended December 31, 2019 from $24.8 million for the year ended September 30, 2018, as we have deployed excess cash to fund loan growth.

Interest income on securities (excluding Federal Home Loan Bank stock) decreased $207,000 to $335,000 for the year ended December 31, 2019 from $542,000 for the year ended September 30, 2018.  Our average balance of securities decreased $7.9 million, or 34.2%, to $15.1 million for the year ended December 31, 2019 from $23.0 million for the year ended September 30, 2018, and the average rate earned on securities decreased 14 basis points, to 2.21% from 2.35%.

Interest Expense. Interest expense increased $756,000, or 48.6%, to $2.3 million for the year ended December 31, 2019 compared to $1.6 million for the year ended September 30, 2018, due primarily to an increase of $866,000 in interest expense on deposits, offset by a decrease of $110,000 in interest expense on borrowings.  Interest expense on certificates of deposit increased $605,000, or 59.1%, to $1.6 million for the year ended December 31, 2019 from $1.0 million for the year ended September 30, 2018.  The increase in expense on certificates of deposit was a result of an $8.9 million increase in the average balance and 53 basis point increase in the average rate we paid on certificates of deposit, reflecting our increasing interest rates in response to changes in market interest rates.  Interest expense on money market checking accounts increased $167,000, to $274,000 for the year ended December 31, 2019 from $107,000 for the year ended September 30, 2018.  Both the average balance and average rate we paid on money market checking accounts increased.  Interest expense on interest-bearing checking accounts increased $78,000, or 28.5%, to $352,000 for the year ended December 31, 2019 from $274,000 for the year ended September 30, 2018.  Both the average balance of and average rate we paid on interest-bearing checking accounts increased.

Interest expense on borrowings decreased to $26,000 for the year ended December 31, 2019 compared to $136,000 for the year ended September 30, 2018, as we repaid our FHLB advances during the first quarter of 2019 and have funded our operations with excess cash provided by an increase in deposits and the sale of securities and securities paydowns.

Net Interest Income. Net interest income decreased $51,000, or 0.4%, to $12.7 million for the year ended December 31, 2019 from $12.7 million for the year ended September 30, 2018, as a result of a decrease in net interest-earning assets and an increase in the average rate we paid on interest-bearing liabilities.  Our average net interest-earning assets decreased by $2.6 million, or 3.1%, to $82.1 million for the year ended December 31, 2019 from $84.8 million for the year ended September 30, 2018, due primarily to growth in interest-bearing deposits, partially offset by loan growth.  Our net interest rate spread decreased by 32 basis points to 4.17% for the year ended December 31, 2019 from 4.49% for the year ended September 30, 2018, and our net interest margin decreased by 25 basis points to 4.51% for the year ended December 31, 2019 from 4.76% for the year ended September 30, 2018 reflecting an increase in the average rate we paid on interest-bearing liabilities to 1.16% for the year ended December 31, 2019 from 0.85% for the year ended September 30, 2018, while the average yield of interest-earnings assets remained relatively stable, at 5.33% for the year ended December 31, 2019 compared to 5.34% for the year ended September 30, 2018.

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

After an evaluation of these factors, we recorded no provision for loan losses for the year ended December 31, 2019, compared to a provision for loan losses of $500,000 for the year ended September 30, 2018.  Our allowance for loan losses was $4.1 million at December 31, 2019 compared to $3.9 million at September 30, 2018.  The allowance for loan losses to total loans was 1.64% at December 31, 2019 compared to 1.73% at September 30, 2018, while allowance for loan losses to non-performing loans was 161.07% at December 31, 2019 compared to 178.10% at September 30, 2018.  We had charge-offs of $453,000 and recoveries of $565,000 during the year ended December 31, 2019.  To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $263,000, or 13.8%, to $1.6 million for the year ended December 31, 2019 from $1.9 million for the year ended September 30, 2018.  The decrease resulted primarily from a decrease in Small Business Administration loan fees of $521,000 to $65,000 for the year ended December 31, 2019, compared to $586,000 for the year ended September 30, 2018, partially offset by an increase in service charges on deposit accounts of $195,000 to $922,000 for the year ended December 31, 2019 compared to $727,000 for the year ended September 30, 2018.

Non-interest Expenses. Non-interest expenses information is as follows.

	Year Ended December 31, September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$$7,254	$6,585	$669	10.2%
Deferred compensation	236	212	24	11.3
Occupancy	1,830	1,706	124	7.3
Advertising	147	177	(30)	(16.9)
Data processing	1,577	891	686	77.0
Other real estate owned	23	91	(68)	(74.7)
Net (gain) loss on sale of other real estate owned	(21)	(11)	(10)	91.0
Legal and accounting	1,213	1,091	122	11.2
Organizational dues and subscriptions	294	307	(13)	(4.2)
Director compensation	192	227	(35)	(15.5)
Federal deposit insurance premiums	48	65	(17)	(26.2)
Other	1,211	1,149	62	5.4
Total non-interest expenses	$$14,004	$12,490	$1,514	12.1%

Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.  Data processing expense increased due to core system conversion-related expenses.   Legal and accounting expense increased due to our pre-merger expenses associated with our acquisition of ABB Financial Group, Inc.  Occupancy expense increased due to an increase in service contract expense.

Income Tax Expense.  We incurred income tax benefit of $29,000 for the year ended December 31, 2019 compared to income tax expense of $1.2 million for the year ended September 30, 2018, respectively, resulting in effective rates of (8.92%) and 72.9%, respectively.  Income tax expense decreased primarily as a result of lower income before income taxes in 2019 and generation of additional tax credits and the fact that fiscal 2018 included the deferred tax adjustment due to the tax decrease in December 2017.

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

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.  In addition, beginning in calendar 2018, we introduced adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates).

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

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,019	9.85%
+200	12,447	5.02%
Level	11,852	—
-200	10,848	(8.47)%
-400	10,511	(11.32)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.02% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 8.47% decrease in net interest income.  At December 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.73% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.36% decrease in net interest income.  At September 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.65% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.34% decrease in net interest income.

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

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$70,310	$(5,093)	(6.75)%	23.52%	33
+200	73,126	(2,277)	(3.02)%	23.46%	27
—	75,403	—	—	23.19%	—
-200	72,018	(3,385)	(4.49)%	21.63%	(156)
-400	71,567	(3,836)	(5.09)%	21.60%	(159)

(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at December 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.02% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.49% increase in net economic value.  At December 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 11.41% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.58% increase in net economic value.  At September 30, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 9.66% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.52% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.   Amounts are based on a preliminary balance sheet as of December 31, 2019, and may not equal amounts included in our audited consolidated financial statements for the year ended December 31, 2019.  However, we believe that there would be no material changes in the results of the gap analysis if audited financial results had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$43,894	$43,894	$43,894	$43,894	$43,894	$47,859
Investments	464	633	1,449	1,996	3,068	4,096
Net loans	42,591	54,687	77,592	118,742	190,662	247,934
Other assets	—	—	—	—	—	17,516
Total (1)	$86,949	$99,214	$122,935	$164,632	$237,624	$317,405

Liabilities:
Non-maturity deposits	$53,955	$57,249	$63,837	$77,013	$114,973	$144,174
Certificates of deposit	10,517	17,117	35,319	57,767	92,691	105,281
Borrowings	2,686	2,686	2,686	2,686	2,686	2,686
Other liabilities	—	—	—	—	—	2,689
Equity capital	—	—	—	—	—	62,575
Total (1)	$67,158	$77,052	$101,842	$137,466	$210,350	$317,405

Asset/liability gap	$19,791	$22,162	$21,093	$27,166	$27,274
Gap/assets ratio (2)	6.24%	6.98%	6.65%	8.56%	8.59%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($319.3 million).

At December 31, 2019, our asset/liability gap from zero days to one year was $21.1 million, resulting in a gap/assets ratio of 6.65%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At December 31, 2019, we had a $86.0 million line of credit with the Federal Home Loan Bank of Atlanta, and had no borrowings outstanding and $8.0 million in letters of credit outstanding, used to collateralize public deposits.  In addition, at December 31, 2019, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at December 31, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $1.6 million, ($1.3) million and $2.4 million for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $1.4 million, $4.8 million and $26.7 million for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from the FHLB borrowings, offset by repayment of FHLB borrowings, was $10.8 million, $2.4 million and $29.1 million for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2019, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2019, 2018 and September 30, 2018.  Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2019, we had outstanding commitments to originate loans of $24.5 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from December 31, 2019 totaled $35.5 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018 included as Item 8 in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2019, 2018 and September 30, 2018	F-4

Consolidated Statements of Income for the Year Ended December 31, 2019, the Transition Period of Three Months Ended December 31, 2018 and the Year Ended September 30, 2018	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2019, the Transition Period of Three Months Ended December 31, 2018 and the Year Ended September 30, 2018	F-6

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019, the Transition Period of Three Months Ended December 31, 2018 and the Year Ended September 30, 2018	F-7

Consolidated Statements of Cash Flows for the Year Ended December 31, 2019, the Transition Period of Three Months Ended December 31, 2018 and the Year Ended September 30, 2018	F-8

Notes to Consolidated Financial Statements	F-9

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Community First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Community First Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and the transition period for the three months ended December 31, 2018, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the year ended December 31, 2019 and the transition period for the three months ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wipfli LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Community First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Community First Bancshares, Inc. and subsidiary (the “Company”) as of September 30, 2018, and the related consolidated statements of income, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/  Porter Keadle Moore, LLC

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

December 21, 2018

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018	September 30, 2018
	(In thousands except share amounts)
Assets
Cash and due from banks, including reserve requirement of $1,523, $1,834 and $1,889 at December 31, 2019, 2018 and September 30, 2018, respectively	$3,965	3,817	4,428
Interest-earning deposits in other depository institutions	44,152	33,212	36,368
Cash and cash equivalents	48,117	37,029	40,796
Investment securities held-to-maturity (estimated fair values of $993 and $990) at December 31, 2018 and September 30, 2018, respectively	—	1,000	1,000
Investment securities available-for-sale	3,818	21,145	21,360
Federal Home Loan Bank stock	278	580	580
Loans, net	247,956	227,424	222,485
Other real estate owned	140	508	67
Premises and equipment, net	8,513	8,896	9,040
Bank owned life insurance	7,462	7,251	7,195
Accrued interest receivable and other assets	3,010	3,862	3,461
Total assets	$319,294	307,695	305,984
Liabilities and Stockholders' Equity
Liabilities :
Savings accounts	$22,691	24,511	24,508
Interest bearing checking	47,324	53,752	53,244
Market rate checking	33,380	24,936	23,140
Non-interest bearing checking	29,549	28,472	29,797
Certificate of deposits	105,237	87,510	85,698
Total deposits	238,181	219,181	216,387
Federal Home Loan Bank advances	—	7,570	7,570
Accrued interest payable and other liabilities	3,946	4,546	5,644
Total liabilities	242,127	231,297	229,601
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,671,224 issued and 7,557,848 outstanding at December 31, 2019, 7,538,250 issued and 7,478,992 outstanding at December 31, 2018 and 7,538,250 issued and 7,513,937 outstanding at September 30, 2018)	77	75	75
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—	—
Additional paid in capital	33,358	33,078	33,075
Treasury stock, 113,376 shares, 59,258 shares and 24,313 shares at December 31, 2019, 2018, and September 30, 2018, respectively, at cost	(1,268)	(668)	(248)
Unearned ESOP shares	(2,571)	(2,689)	(2,719)
Retained earnings	47,562	47,043	46,895
Accumulated other comprehensive income (loss)	9	(441)	(695)
Total stockholders' equity	77,167	76,398	76,383
Total liabilities and stockholders' equity	$319,294	307,695	305,984

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Income

	For the Year Ended December 31,	For the Three Months Ended December 31,	For the Year Ended September 30,
	2019	2018	2018
	(In thousands except per share amounts)
Interest income:
Loans, including fees	$14,022	$3,248	13,301
Investment securities, including dividends	356	144	573
Interest-earning deposits	619	200	418
Total interest income	14,997	3,592	14,292
Interest expense:
Deposits	2,286	468	1,420
Borrowings	26	38	136
Total interest expense	2,312	506	1,556
Net interest income before provision for loan losses	12,685	3,086	12,736
Provision for loan losses	—	—	500
Net interest income after provision for loan losses	12,685	3,086	12,236
Non-interest income:
Service charges on deposit accounts	922	199	727
Small Business Administration (SBA) loan fees	65	2	586
Gain on sales of investment securities available-for-sale	147	—	—
Other	511	115	595
Total non-interest income	1,645	316	1,908
Non-interest expenses:
Salaries and employee benefits	7,254	1,732	6,585
Deferred compensation	236	55	212
Occupancy	1,830	474	1,706
Advertising	147	38	177
Data processing	1,577	225	891
Other real estate owned	23	42	91
Net gain on sale of other real estate owned	(21)	(4)	(11)
Legal and accounting	1,213	235	1,091
Organizational dues and subscriptions	294	83	307
Director compensation	192	48	227
Federal deposit insurance premiums	48	16	65
Other	1,211	267	1,149
Total non-interest expenses	14,004	3,211	12,490
Income before income taxes	326	191	1,654
Income tax benefit (expense)	29	(43)	(1,205)
Net income	$355	148	449
Basic and diluted earnings per share	$0.05	$0.02	$0.06

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,	For the Three Months Ended December 31,	For the Year Ended September 30,
	2019	2018	2018
	(In thousands)
Net income	$355	$148	$449
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of taxes of $196, $89 and $(274)	559	254	(752)
Reclassification adjustment for gain included in net income, net of taxes of $(38)	(109)	—	—

Total other comprehensive income (loss)	450	254	(752)
Total comprehensive income (loss)	$805	$402	$(303)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance September 30, 2017	$75	$33,055	$—	$(2,837)	$46,446	$57	$76,796
ESOP loan payment and release of ESOP shares	—	20	—	118	—	—	138
Purchase of treasury stock	—	—	(248)	—	—	—	(248)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	(752)	(752)
Net income	—	—	—	—	449	—	449
Ending balance September 30, 2018	$75	$33,075	$(248)	$(2,719)	$46,895	$(695)	$76,383

Beginning balance September 30, 2018	$75	$33,075	$(248)	$(2,719)	$46,895	$(695)	$76,383
ESOP loan payment and release of ESOP shares	—	3	—	30	—	—	33
Purchase of treasury stock	—	—	(420)	—	—	—	(420)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	254	254
Net income	—	—	—	—	148	—	148
Ending balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398

Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
Issuance of restricted stock awards	2	177	—	—	—	—	179
ESOP loan payment and release of ESOP shares	—	4	—	118	—	—	122
Stock based compensation	—	99	—	—	—	—	99
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	450	450
ASC 606 adoption adjustment, net of tax ($57)	—	—	—	—	164		164
Net income	—	—	—	—	355	—	355
Ending balance December 31, 2019	$77	$33,358	$(1,268)	$(2,571)	$47,562	$9	$77,167

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Three Months Ended December 31,	For the Year Ended September 30,
	2019	2018	2018
	(In thousands)
Cash flows from operating activities:
Net income	$355	$148	$449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	—	500
Depreciation and amortization	885	182	909
Stock based compensation expense	278	—	—
Deferred income tax	145	33	1,436
ESOP expense	122	33	138
Net gain on sale of investment securities available-for-sale	(147)	—	—
Net gain on sale of other real estate owned	(21)	(4)	(11)
Originations of loans held for sale	—	—	(1,183)
Increase in cash surrender value of life insurance	(211)	(56)	(195)
Proceeds from sales of loans held for sale	—	—	1,300
Writedown on other real estate	117	—	—
Change in:
Accrued interest receivable and other assets	549	(523)	(137)
Accrued interest payable and other liabilities	(436)	(1,098)	(762)
Net cash provided by (used in) operating activities	1,636	(1,285)	2,444
Cash flows from investing activities:
Purchases of premises and equipment	(377)	—	(1,288)
Proceeds from disposal of premises and equipment	—	11	—
Purchases of investment securities available-for-sale	—	—	(10,318)
Proceeds from the sale of investment securities available-for-sale	16,361	—	—
Proceeds from paydowns of investment securities available-for-sale	1,596	509	2,070
Proceeds from maturity of investment securities held-to-maturity	1,000	—	—
Purchases of Federal Home Loan Bank stock	(232)	—	(577)
Proceeds from sales of Federal Home Loan Bank stock	534	(5,447)	213
Net change in loans	(20,768)	—	(9,911)
Purchase of bank owned life insurance	—	—	(7,000)
Proceeds from sales of other real estate owned	508	71	124
Net cash used in investing activities	(1,378)	(4,856)	(26,687)
Cash flows from financing activities:
Net change in deposits	19,000	2,794	21,774
Proceeds from FHLB advances	—	—	7,570
Repayment of FHLB advances	(7,570)	—	—
Purchase of treasury stock	(600)	(420)	(248)
Net cash provided by financing activities	10,830	2,374	29,096
Net change in cash and cash equivalents	11,088	(3,767)	4,853
Cash and cash equivalents at beginning of period	37,029	40,796	35,943
Cash and cash equivalents at end of period	$48,117	$37,029	$40,796
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,262	$511	$1,528
Cash paid for income taxes	$90	$—	$675
Supplemental disclosures of noncash investing activities:
Other real estate owned acquired through foreclosures	$236	$508	$119
Change in unrealized gain (loss) on investment securities available-for-sale, net of tax	$450	$254	$(752)

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

On October 25, 2018, both the Company and the Bank changed their fiscal year end from September 30 to December 31.  This change brought the Company and the Bank in line with industry standards and improved accounting and reporting efficiencies by making the fiscal year-end and the calendar year-end the same.  As a result of the change in fiscal year, the Company filed a Transition Report on Form 10-Q covering this transition period from October 1, 2018 to December 31, 2018.

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

Basic and diluted earnings per share for 2019 was $0.05.  The net earnings for this period was $355,000 and the weighted average common shares outstanding were 7,515,482. Basic and diluted earnings per share for the three months ended December 31, 2018 was $0.02. The net earnings for this period was $148,000 and the weighted average common shares outstanding were 7,496,465.  Basic and diluted earnings per share for the year ended September 30, 2018 was $0.06. The net earnings for this period was $449,000 and the weighted average common shares outstanding were 7,537,305.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides certain targeted improvements to align lessor accounting with the lessee accounting model. It requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The Company adopted ASU 2016-02 for the fiscal year beginning January 1, 2020.  The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2019-04 (“ASU 2019-04”), Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 includes technical corrections relating to scope, held to maturity disclosures, measurement alternative and remeasurement of equity securities. The effective date is for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.  Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down. The Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate its impact. ASU 2016-13 was originally to become effective for the Company for interim and annual periods beginning after December 15, 2019. In November 2019, the FASB issued Accounting Standards Update 2019 – 10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019–10”). ASU 2019-10 amends the effective date for certain entities, including the Company, for ASU 2016-13, Financial Instruments – Credit Losses. Because the Company is a smaller reporting company, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 enhances and simplifies certain aspects of income tax accounting guidance related to hybrid tax regimes, interim period accounting for enacted changes in tax law, ownership changes in investments, intraperiod tax allocations and tax basis step-up in goodwill. It is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

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

FHLB Stock

The Federal Home Loan Bank (“FHLB”) stock is an investment that does not have a readily determinable fair value and is carried at cost. The Company is required to hold the FHLB stock as a member of the FHLB and transfer of the stock is substantially restricted.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management considers the following when assessing risk in the Company's loan portfolio segments:

Commercial (secured by real estate): Commercial real estate loans are dependent on the industries tied to these loans. Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities and various special purpose properties, including hotels and restaurants. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Commercial and industrial: Commercial and industrial loans are primarily for working capital, physical asset expansion, asset acquisition loans and other. These loans are made based primarily on historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flows sufficiency to service debt and are periodically updated during the life of the loan.

Construction, land and acquisition and development: Construction, land and acquisition and development loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the onsite construction of industrial, commercial, residential, or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

Residential mortgage 1-4 family: Residential real estate loans are affected by the local residential real estate market, the local economy, and, for variable rate mortgages, movement in indices tied to these loans. At the time of origination, the Company evaluates the borrower's repayment ability through a review of debt to income and credit scores. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service debt at the time of origination.

Consumer installment: Consumer and other loans may take the form of auto loans, installment loans, demand loans, or single payment loans and are extended to individuals for household, family, and other personal expenditures. At the time of origination, the Company evaluates the borrower's repayment ability through a review of debt to income and credit scores.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Revenue Recognition

As of January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Disclosures of revenue from contracts with customers for periods beginning after January 1, 2019 are presented under ASC Topic 606 and have not materially changed from the prior year amounts. This update prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 excludes revenue streams relating to loans and investment securities, which are the major source of revenue for the Company, from its scope. As a result, the adoption of the guidance had no material impact on the measurement or recognition of revenue, however, as of January 1, 2019, the Company recognized all prior period other real estate owned deferred gains with a corresponding increase to the opening balance of stockholders’ equity of approximately $164,000 net of tax of $57,000 since all prior period sales qualified for full recognition of the gains in accordance with the new guidance.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Consistent with this guidance, the Company recognizes noninterest income within the scope of this guidance as services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Other types of revenue contracts, the income from which is included in non-interest income, that are within the scope of ASU 2014-09 are:

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will by either party. The contract permits the customer to access the funds on deposit and request additional services for which the Company earns a fee, including NSF and analysis charges, related to the deposit account. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

Small Business Administration (SBA) loan fees: Origination fees on SBA loans are recognized into income up to the amount of the cost of making the loan as is done with other loans.  The remainder is deferred and taken into income over the life of the loan.  A portion of proceeds from the sale of SBA loans is taken into income while the remainder is deferred over the life of the loan.

ATM fee income: A contract between the Company, as a card-issuing bank, and its customers whereby the Company receives a transaction fee from the merchant’s bank whenever a customer uses a debit or credit card to make a purchase. These fees are earned as the service is provided (i.e., when the customer uses a debit or ATM card).

Other non-interest income: Other non-interest income includes several items, such as wire transfer income, check cashing fees, the increase in cash surrender value of life insurance and safe deposit box rental fees. This income is generally recognized at the time the service is provided and/or the income is earned.

(2)Transition Period

On October 25, 2018, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from September 30th to December 31st. Accordingly, the Company is presenting required audited financial statements for the 3 month period ended December 31, 2018 as part of its transitional reporting.

	For the Three Months Ended December 31,
	2018	2017
	(In thousands)
Selected Operating Data:
Interest income	$3,592	$3,328
Interest expense	506	340
Net interest income	3,086	2,988
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,086	2,988
Non-interest income	316	278
Non-interest expenses	3,211	3,179
Income before income tax expense	191	87
Income tax expense	43	1,048
Net income (loss)	$148	$(961)
Earnings (loss) per share (basic and diluted)	$0.02	$(0.13)

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(3)	Investment Securities

Investment Securities Held-to-Maturity

Investment securities held-to-maturity at December 31, 2018 and September 30, 2018 are as follows: (in thousands)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government sponsored enterprises	$1,000	—	(7)	993
September 30, 2018
U.S. Government sponsored enterprises	$1,000	0	(10)	990

There were no sales of securities held-to-maturity during 2019, the three months ended December 31, 2018 or the year ended September 30, 2018.

The one held-to-maturity security with a carrying value of approximately $1.0 million was pledged to secure public deposits at December 31, 2018 and September 30, 2018 and matured in 2019.

Investment Securities Available-for-Sale

Investment securities available-for-sale at December 31, 2019, 2018 and September 30, 2018 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. Government sponsored enterprises	$501	—	(1)	500
Government agency mortgage-backed securities	3,305	13	—	3,318
Total	$3,806	13	(1)	3,818

December 31, 2018
Municipal securities - tax exempt	$5,670	12	(73)	5,609
Municipal securities - taxable	3,119	—	(132)	2,987
U.S. Government sponsored enterprises	501	—	(10)	491
Government agency mortgage-backed securities	12,451	—	(393)	12,058
Total	$21,741	12	(608)	21,145

September 30, 2018
Municipal securities - tax exempt	5,687	1	(167)	5,521
Municipal securities - taxable	3,122	—	(197)	2,925
U.S. Government sponsored enterprises	502	—	(14)	488
Government agency mortgage-backed securities	12,988	—	(562)	12,426
Total	$22,299	1	(940)	21,360

There was one security and 37 securities in an unrealized loss position as of December 31, 2019 and December 31, 2018, respectively, for less than 12 months.  There was one security and four securities in an unrealized loss position greater than 12 months as of December 31, 2019 and December 31, 2018, respectively.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are backed by U.S. Government sponsored agencies.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2019 and 2018, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	December 31,
	2019		2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Municipal securities - tax exempt
Within 1 year	$—	—	$—	—
1 to 5 years	—	—	489	491
5 to 10 years	—	—	5,181	5,118
Greater than 10 years	—	—	—	—
	—	—	5,670	5,609
Municipal securities - taxable
Within 1 year	—	—	—	—
1 to 5 years	—	—	—	—
5 to 10 years	—	—	1,121	1,092
Greater than 10 years	—	—	1,998	1,895
	—	—	3,119	2,987
U.S. government sponsored enterprises securities
Within 1 year	501	500	—	—
1 to 5 years	—	—	501	491
5 to 10 years	—	—	—	—
Greater than 10 years	—	—	—	—
	501	500	501	491
Government agency mortgage-backed securities	3,305	3,318	12,451	12,058
Total	$3,806	3,818	$21,741	21,145

Proceeds from sales of investment securities available-for-sale during 2019 totaled approximately $16.4 million. Gross gains and gross losses of $213,000 and $66,000, respectively were realized on the sales during 2019.  There were no sales of securities available-for-sale during the transition period of the three months ended December 31, 2018 or the year ended September 30, 2018.

Available-for-sale securities with a carrying value of approximately $3.8 million, $1.8 million and $1.8 million were pledged to secure public deposits at December 31, 2019, 2018 and September 30, 2018, respectively.

(4)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2019, 2018 and September 30, 2018 are summarized as follows: (in thousands)

	December 31, 2019	December 31, 2018	September 30, 2018
Commercial (secured by real estate)	$54,488	45,509	39,768
Commercial and industrial	28,613	27,408	28,375
Construction, land and acquisition & development	20,502	14,015	20,188
Residential mortgage 1-4 family	116,843	139,919	135,508
Consumer installment	31,644	4,595	2,555
	252,090	231,446	226,394
Less allowance for loan losses	(4,134)	(4,022)	(3,909)
	$247,956	$227,424	222,485

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Qualifying loans in the amount of approximately $115.4 million, $125.0 million and $137.5 million were pledged to secure the line of credit from the FHLB at December 31, 2019, 2018 and September 30, 2018, respectively.

During the last quarter of the year ended September 30, 2018 the Bank sold approximately 70 loans.  These loans had a balance of $5.0 million and the Bank received $3.7 million for these loans.  This resulted in an increase in both charge-offs and recoveries.  This transaction was done in an effort to remove some non-performing loans, which resulted in an improvement in classified assets and past due ratios for the Bank.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019, 2018 and September 30, 2018: (in thousands)

December 31, 2019	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,619	1,520	108	641	127	7	4,022
Provision	(88)	53	45	(385)	375	—	—
Charge-offs	—	(163)	—	(254)	(36)	—	(453)
Recoveries	130	68	—	367	—	—	565
Ending balance	$1,661	1,478	153	369	466	7	4,134
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	—	—	5	—	—	6
Collectively evaluated for impairment	1,660	1,478	153	364	466	7	4,128
Total ending allowance	$1,661	$1,478	$153	$369	$466	$7	$4,134
Loans:
Individually evaluated for impairment	$1,539	395	—	4,161	-	—	6,095
Collectively evaluated for impairment	52,949	28,218	20,502	112,682	31,644	—	245,995
Total loans	$54,488	28,613	20,502	116,843	31,644	—	252,090
December 31, 2018
Allowance for loan losses:
Beginning balance	$1,312	1,670	178	687	61	1	3,909
Provision	274	(150)	(70)	(128)	68	6	—
Charge-offs	—	(14)	—	(11)	(2)	—	(27)
Recoveries	33	14	—	93	—	—	140
Ending balance	$1,619	1,520	108	641	127	7	4,022
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	—	—	2	—	—	5
Collectively evaluated for impairment	1,616	1,520	108	639	127	7	4,017
Total ending allowance	$1,619	$1,520	$108	$641	$127	$7	$4,022
Loans:
Individually evaluated for impairment	$1,926	27	—	3,598	1	—	5,552
Collectively evaluated for impairment	43,583	27,381	14,015	136,321	4,594	—	225,894
Total loans	$45,509	27,408	14,015	139,919	4,595	—	231,446
September 30, 2018
Allowance for loan losses:
Beginning balance	$1,548	863	349	1,704	79	8	4,551
Provision	(402)	1,961	(188)	(879)	15	(7)	500
Charge-offs	(6)	(1,275)	—	(1,425)	(33)	—	(2,739)
Recoveries	172	121	17	1,287	-	—	1,597
Ending balance	$1,312	1,670	178	687	61	1	3,909
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	29	—	7	—	—	39
Collectively evaluated for impairment	1,309	1,641	178	680	61	1	3,870
Total ending allowance	$1,312	1,670	178	687	61	1	3,909
Loans:
Individually evaluated for impairment	$1,858	29	—	5,429	6	—	7,322
Collectively evaluated for impairment	37,910	28,346	20,188	130,079	2,549	—	219,072
Total loans	$39,768	28,375	20,188	135,508	2,555	—	226,394

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans at December 31, 2019, 2018 and September 30, 2018 were as follows: (in thousands)

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$26	26	—	40	9
Commercial and industrial	395	527	—	463	29
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,749	3,878	—	3,912	153
Consumer installment	—	—	—	—	—
	4,170	4,431	—	4,415	190
With an allowance recorded:
Commercial (secured by real estate)	1,513	1,513	1	1,539	94
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	412	412	5	405	—
Consumer installment	—	—	—	—	24
	1,925	1,925	6	1,944	118
Total impaired loans	$6,095	6,356	6	6,359	307
December 31, 2018
With no related allowance recorded:
Commercial (secured by real estate)	$167	1,023	—	185	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,458	4,265	—	3,287	37
Consumer installment	1	1	—	6	—
	3,626	5,289	—	3,478	43
With an allowance recorded:
Commercial (secured by real estate)	1,759	1,759	3	1,777	27
Commercial and industrial	27	27	—	14	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	140	139	2	141	2
Consumer installment	—	—	—	—	—
	1,926	1,925	5	1,932	29
Total impaired loans	$5,552	7,214	5	5,410	72
September 30, 2018
With no related allowance recorded:
Commercial (secured by real estate)	$87	1,152	—	106	42
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	4,507	5,430	—	4,354	153
Consumer installment	—	—	—	—	—
	4,594	6,582	—	4,460	195
With an allowance recorded:
Commercial (secured by real estate)	1,771	1,771	3	1,790	—
Commercial and industrial	29	29	29	15	110
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	922	922	7	931	—
Consumer installment	6	6	—	—	51
	2,728	2,728	39	2,736	161
Total impaired loans	$7,322	9,310	39	7,196	356

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2019, 2018 and September 30, 2018 by class of loans: (in thousands)

December 31, 2019	30 -59 Days Past Due		60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)		114	24	10	148	54,340	54,488	246
Commercial and industrial		1,270	30	395	1,695	26,918	28,613	395
Construction, land and acquisition & development		—	—	—	—	20,502	20,502	—
Residential mortgage		3,087	2,040	643	5,770	111,073	116,843	1,912
Consumer installment		58	34	—	92	31,552	31,644	14
Total		$4,529	2,128	1,048	7,705	244,385	252,090	2,567
December 31, 2018
Commercial (secured by real estate)	$		—	—	—	45,509	45,509	56
Commercial and industrial		—	—	—	—	27,408	27,408	27
Construction, land and acquisition & development		—	—	—	—	14,015	14,015	—
Residential mortgage		196	1,039	228	1,463	138,456	139,919	1,744
Consumer installment		9	1	1	11	4,584	4,595	1
Total		$205	1,040	229	1,474	229,972	231,446	1,828
September 30, 2018
Commercial (secured by real estate)		$283	$3	—	286	39,482	39,768	70
Commercial and industrial		—	—	—	—	28,375	28,375	29
Construction, land and acquisition & development		—	257	—	257	19,931	20,188	—
Residential mortgage		167	980	1,115	2,262	133,246	135,508	2,089
Consumer installment		—	30	7	37	2,518	2,555	7
Total		$450	1,270	1,122	2,842	223,552	226,394	2,195

There were no loans past due over 90 days and still accruing interest as of December 31, 2019, 2018 and September 30, 2018.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018.  Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted during the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2019	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$250	250	—	—

December 31, 2018
Residential mortgage	1	$262	262	—	—

September 30, 2018
Residential mortgage	1	$30	30	—	—

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank has allocated an allowance for loan losses of approximately $6,000, $5,000 and $36,000 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019, 2018 and September 30, 2018, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of December 31, 2019, 2018 and September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,454	—	34	—	54,488
Commercial and industrial	28,204	—	409	—	28,613
Construction, land and acquisition & development	20,502	—	—	—	20,502
Residential mortgage	110,034	229	6,580	—	116,843
Consumer installment	31,626	—	18	—	31,644
Total	$244,820	229	7,041	—	252,090

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$45,188	—	321	—	45,509
Commercial and industrial	27,381	—	27	—	27,408
Construction, land and acquisition & development	14,015	—	—	—	14,015
Residential mortgage	133,930	65	5,924	—	139,919
Consumer installment	4,553	—	42	—	4,595
Total	$225,067	65	6,314	—	231,446

September 30, 2018	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$39,387	—	381	—	39,768
Commercial and industrial	28,346	—	29	—	28,375
Construction, land and acquisition & development	20,010	—	178	—	20,188
Residential mortgage	129,441	66	6,001	—	135,508
Consumer installment	2,493	—	62	—	2,555
Total	$219,677	66	6,651	—	226,394

(5)	Premises and Equipment

Premises and equipment at December 31, 2019, 2018 and September 30, 2018 are summarized as follows: (in thousands)

	December 31, 2019	December 31, 2018	September 30, 2018
Land	$1,416	$1,416	$1,416
Buildings	9,154	9,121	9,111
Equipment and furniture	4,712	4,896	4,847
Construction in process	2	7	25
Automobile	123	123	123
	15,407	15,563	15,522
Less: Accumulated depreciation	6,894	6,667	6,482
	$8,513	$8,896	$9,040

Depreciation expense was approximately $756,000, $184,000 and $702,000 for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

The Company is obligated under non-cancelable operating leases for certain of its facilities and related land. At December 31, 2019, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows:  (in thousands)

Years ending December 31,
2020	$121
2021	86
2022	77
2023	77
2024	77
Thereafter	26
Total	$464

Total rent expense for leased property approximated $127,000, $30,000 and $122,000 for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(6)	Deposits

At December 31, 2019, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

2020	$35,523
2021	22,448
2022	16,021
2023	10,691
2024	7,965
Thereafter	12,589
$105,237

At December 31, 2018, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

2019	$26,537
2020	13,022
2021	6,657
2022	15,358
2023	10,773
Thereafter	15,163
$87,510

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $30,482,000, $14,156,000 and $11,854,000 at December 31, 2019, 2018 and September 30, 2018, respectively.

The following is a summary of interest expense on deposits for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018: (in thousands)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Savings accounts	$31	$6	$15
Interest bearing checking accounts	352	102	274
Market rate checking accounts	274	48	107
Certificates of deposit	1,629	312	1,024
	$2,286	$468	$1,420

(7)	Borrowings

At December 31, 2019, 2018 and September 30, 2018, the Bank had a line of credit totaling $86.0 million, $91.0 million and $89.0 million, respectively, from the FHLB, which is reviewed annually by the FHLB. No advances were outstanding at December 31, 2019.  The following advances, which require monthly or quarterly interest payments, were outstanding at December 31, 2018 and September 30, 2018:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
10/25/2017	$2,710,000	1.98%	10/26/2020	Fixed	None
10/25/2017	1,250,000	1.81%	10/25/2019	Fixed	None
11/13/2017	1,190,000	1.87%	11/13/2019	Fixed	None
11/13/2017	2,420,000	2.02%	11/13/2020	Fixed	None
	$7,570,000

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company had one FHLB letter of credit of $8.0 million, $5.0 million and $5.0 million used to collateralize public deposits, outstanding at December 31, 2019, 2018 and September 30, 2018, respectively.

At December 31, 2019, 2018 and September 30, 2018 the Bank had unsecured federal funds lines of credit of $12.5 million, for which no amounts were outstanding.

(8)	Income Taxes

The components of income tax expense (benefit) for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018 are as follows: (in thousands)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Current	$(174)	$10	$(231)
Rate reduction adjustment	—	—	884
Deferred	145	33	552
	$(29)	$43	$1,205

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018 is as follows (in thousands):

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Statutory Federal tax rate	21.00%	21.00%	24.25%
Pretax income at statutory rate	$68	$40	$401
State income tax, net of federal benefit	19	21	3
Cash Surrender Value of Life Insurance	(44)	(12)	(47)
Permanent adjustments	(12)	(5)	—
Other	(60)	(1)	(36)
Tax reform deferred tax rate reduction adjustment	—	—	884
Actual tax expense (9)%, 23% and 73%, respectively	$(29)	$43	$1,205

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2019, 2018 and September 30, 2018: (in thousands)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Deferred income tax assets:
Allowance for loan losses	$1,015	$1,027	$988
Deferred compensation	814	908	923
Deferred gain on other real estate owned	—	56	56
State tax credits	296	280	325
Unrealized loss on investment securities available for sale	—	155	244
Other	38	14	36
Total deferred income tax assets	2,163	2,440	2,572
Deferred income tax liabilities:
FHLB stock dividends	—	4	4
Premises and equipment	226	183	208
Unrealized gain on investment securities available-for-sale	3	—	—
Other	82	98	83
Total deferred income tax liabilities	311	285	295
Net deferred income tax asset	$1,852	$2,155	$2,277

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2019, 2018 and September 30, 2018, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities.  The Company's federal income tax returns for the year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the year ended September 30, 2018 and its state taxing authorities income tax returns for the years ended September 30, 2016, 2017 and 2018 are open to audit under the statutes of limitations.

As a result of legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017, during the quarter ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory tax rate from 34.0% to 21.0%.  The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including reducing the U.S. federal corporate statutory tax rate to 21.0% beginning January 1, 2018, which resulted in a blended federal corporate statutory rate of 24.25% for the Company's fiscal year ended September 30, 2018, that is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year.

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

(9)	Employee Stock Ownership Plan

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

In April 2017, the ESOP borrowed $2,954,990 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The balance of the note payable of the ESOP was $2,686,246, $ 2,750,592 and $2,750,592 at December 31, 2019, 2018 and September 30, 2018. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  As of December 31, 2019, 2018 and September 30, 2018, 35,400 shares 23,600 shares and 23,600 shares have been released, respectively.

(10)	Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the Board of Directors. No contributions were made to the plan for the plan year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the plan year ended September 30, 2018 as the Board of Directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by IRS guidelines.  The contribution expense related to the 401(k) feature totaled $113,000, $23,000 and $93,000 for the plan year ended December 31, 2019, the transition period of three months ended December 31, 2018 and the plan year ended September 30, 2018, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election.  The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2019, 2018 and

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2018 totaled approximately $3,188,000, $3,554,000 and $3,650,000, respectively.  These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

(11)	Stockholders’ Equity

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at December 31, 2019 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

On October 31, 2016, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan was subject to the approval of the Board of Governors of the Federal Reserve System and the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, in April 2017 the Bank converted to a stock savings bank and is now organized in the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, Community First Bancshares, Inc., which sold 3,467,595 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the common stock of the new holding company outstanding upon the completion of the reorganization and stock issuance.  Community First Bancshares, Inc. is organized as a corporation under the laws of the United States.  Community First Bancshares, MHC has been organized as a mutual holding company under the laws of the United States and owns 54% of the outstanding common stock of Community First Bancshares, Inc.

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

Stock options of 247,479 with a weighted average exercise price of $10.10 were granted during 2019.  No options were exercised or forfeited during 2019.  The weighted average remaining life of outstanding stock options at December 31, 2019, is 4.3 years and they have an aggregate intrinsic value of $0.   The weighted average remaining life of exercisable stock options at December 31, 2019, is 4.3 years and they have an aggregate intrinsic value of $0.

Restricted stock of 132,974 shares with a weighted average grant date fair value of $10.10 were granted during 2019.  No stock has yet vested and none has been forfeited.  There are 132,974 restricted shares outstanding with a weighted average grant date fair value of $10.10 at December 31, 2019.

The Company recognized approximately $278,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2019, associated with its common stock awards granted to directors and officers. As of December 31, 2019, there was approximately $1.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 4.3 years.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(12)Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2019, 2018 and September 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019, 2018 and September 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios for December 31, 2019, 2018 and September 30, 2018 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$62,349	27%	$10,267	4.50%	$14,830	6.50%
Total Capital
(to Risk Weighted Assets)	$65,217	29%	$18,252	8%	$22,816	10%
Tier I Capital
(to Risk Weighted Assets)	$62,349	27%	$13,689	6%	$18,252	8%
Tier I Capital
(to Average Assets)	$62,349	20%	$12,681	4%	$15,863	5%
As of December 31, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,880	29%	$9,292	4.50%	$13,422	6.50%
Total Capital
(to Risk Weighted Assets)	$63,479	31%	$16,519	8%	$20,649	10%
Tier I Capital
(to Risk Weighted Assets)	$60,880	29%	$12,389	6%	$16,519	8%
Tier I Capital
(to Average Assets)	$60,880	20%	$12,291	4%	$15,363	5%
As of September 30, 2018:
Common Equity Tier 1
(to Risk Weighted Assets)	$60,658	30%	$9,155	4.50%	$13,223	6.50%
Total Capital
(to Risk Weighted Assets)	$63,218	31%	$16,275	8%	$20,344	10%
Tier I Capital
(to Risk Weighted Assets)	$60,658	30%	$12,206	6%	$16,275	8%
Tier I Capital
(to Average Assets)	$60,658	20%	$12,068	4%	$15,085	5%

A reconciliation of the Bank’s equity capital amounts under GAAP to tier 1 and total risk-based capital for December 31, 2019, 2018 and September 30, 2018 are presented in the table below (in thousands).

	December 31, 2019	December 31, 2018	September 30, 2018
Regulatory capital:
Stockholders’ equity	$62,575	60,720	60,244
Disallowed deferred taxes	(226)	160	414
Tier 1 risk-based capital	62,349	60,880	60,658
Eligible allowance for loan losses	2,868	2,599	2,560
Total risk-based capital	$65,217	63,479	63,218

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(13)	Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans: (in thousands).

	For Year Ended December 31, 2019	For Three Months Ended December 31, 2018
Beginning balance	$1,037	$1,047
Loans advanced	96	3
Repayments	(99)	(13)
Ending balance	$1,034	$1,037

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $2 million, $1.3 million and $1.7 million at December 31, 2019, 2018 and September 30, 2018, respectively.

(14)	Commitments

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Appropriate
	Contract Amount
	December 31, 2019	December 31, 2018	September 30, 2018
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$24,648	$32,140	29,444

The dollar amount and ranges of rates of commitments to fund fixed rate loans follows:  (in thousands)

	December 31,2019		December 31,2018		September 30, 2018
	Amount	Interest Rate Range	Amount	Interest Rate Range	Amount	Interest Rate Range
Commitments to extend credit	$3,842	2.50%-7.75%	11,921	2.50%-9.25%	9,239	2.30%-8.25%

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(15)	Fair Value Measurements and Disclosures

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $3.8 million, $21.1 million and $21.4 million at December 31, 2019, 2018 and September 30, 2018, respectively.  They are classified as Level 2.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2019, 2018 and September 30, 2018 (in thousands).

December 31, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	140	140
Impaired loans	—	—	6,089	6,089
Total assets at fair value	$—	—	6,229	6,229

December 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	508	508
Impaired loans	—	—	5,547	5,547
Total assets at fair value	$—	—	6,055	6,055

September 30, 2018	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	67	67
Impaired loans	—	—	7,283	7,283
Total assets at fair value	$—	—	7,350	7,350

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2019, 2018 and September 30, 2018 are as follows:

	December 31, 2019		December 31, 2018		September 30, 2018
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,117	48,117	37,029	37,029	40,796	40,796
Investment securities
available-for-sale	$3,818	3,818	21,145	21,145	21,360	21,360
held-to-maturity	$—	—	1,000	993	1,000	990
FHLB Stock	$278	278	580	580	580	580
Loans, net	$247,956	219,991	227,424	198,403	222,485	188,870
Bank owned life insurance	$7,462	7,462	7,251	7,251	7,195	7,195
Financial liabilities:
Deposits	$238,181	239,340	219,181	219,319	216,387	216,280
FHLB advances	$—	—	7,570	7,656	7,570	7,706

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

(16)Condensed Parent Company Only Financial Information

A condensed summary of Community First Bancshares, Inc.’s financial information is shown.

Parent Only Condensed Balance Sheets

	December 31, 2019	December 31, 2018	September 30, 2018

Assets
Cash in bank subsidiary	$11,302	$12,742	$13,223
Cash in banks	$258	$253	$252
Investment in subsidiary, at underlying equity	62,574	60,720	60,245
Loan receivable - ESOP	2,686	2,751	2,751
Other assets	524	36	—
Total assets	$77,344	$76,502	$76,471

Liabilities and Stockholders' Equity

Liabilities :
Other liabilities	$177	$104	$88
Total liabilities	177	104	88

Stockholders' equity:
Total stockholders' equity	77,167	76,398	76,383
Total liabilities and stockholders' equity	$77,344	$76,502	$76,471

COMMUNITY FIRST BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018

Interest income:
Income on ESOP loan	$144	$36	$120
Interest on bank deposits	4	1	$4
Total interest income	148	37	124
Non-interest expenses:
Other non-interest expense	797	90	371
Loss before income taxes	(649)	(53)	(247)
Income tax benefit	163	12	60
Loss before equity in undistributed earnings of Bank	(486)	(41)	(187)
Equity in undistributed earnings of Bank	841	189	635
Net income	$355	$148	$449

Parent Only Condensed Statements of Cash Flows

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018

Cash flows from operating activities:
Net income	$355	$148	$449
Adjustments to reconcile net income to net cash used in operating activities
Proceeds from ESOP loan	209	—	190
Equity in undistributed earnings of Bank	(841)	(189)	(635)
Other	(558)	(19)	(82)
Net cash used in operating activities	(835)	(60)	(78)
Purchase of treasury stock	(600)	(420)	(248)
Net cash used in financing activities	(600)	(420)	(248)
Net change in cash and cash equivalents	(1,435)	(480)	(326)
Cash and cash equivalents at beginning of period	12,995	13,475	13,801
Cash and cash equivalents at end of period	$11,560	$12,995	$13,475

(17)Subsequent Events

On January 10, 2020, Community First Bancshares, Inc. and Newton Federal Bank completed their acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned subsidiary, Affinity Bank.  At the effective time of the acquisition, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash.  Including consideration received by holders of options to purchase ABB common stock, the aggregate consideration paid in the transaction was approximately $40.3 million.  In addition, $5.9 million of preferred stock that had been issued by ABB has been redeemed, and $1.4 million of trust preferred securities issued by a subsidiary of ABB have been acquired by Community First Bancshares, Inc. and canceled.  All accrued but unpaid dividends and interest have been paid on the preferred stock and trust preferred securities.

Beginning in March 2020, the United States economy began suffering adverse effects from the COVID 19 Virus Crisis ("CV19 Crisis").  As of the date of issuance of the consolidated financial statements, the Company had not yet suffered material adverse impact from the CV19 Crisis.  The future impact of the CV19 Crisis on the Company cannot be reasonably estimated at this time.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Porter Keadle Moore, LLC (“PKM”) served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2018 and 2017. PKM advised the audit committee of the Company’s board of directors (the “Audit Committee”) that PKM provided the Company with access to a template that PKM developed to compute income tax provision calculations. PKM determined that the provision of the template was a prohibited non-audit service under the SEC’s auditor independence rules as it could be considered to constitute the provision of prohibited bookkeeping or other services related to the accounting records or financial statements of the audit client.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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
(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2019 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Community First Bancshares, Inc. 2018 Equity Incentive.

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

PKM informed the Audit Committee that PKM concluded that its objectivity and impartiality with respect to all issues encompassed within its audit engagements for the Company’s financial statements for the fiscal years ended September 30, 2018 and 2017 and for the transition period from October 1, 2018 to December 31, 2018 and the first quarter of 2019 ended March 31, 2019, have not been impaired, and that PKM believes that a reasonable investor with knowledge of all relevant facts and circumstances would conclude that PKM was capable of exercising objective and impartial judgment on all issues encompassed within such engagements because:

•

The Company utilized an internally developed spreadsheet to calculate its tax provisions on a monthly, quarterly and annual basis, which drove and supported all journal entries related to the Company’s income tax provisions.

•

For each of the year ended periods, the Company outsourced the detailed tax provision process to a third-party public accounting firm whose personnel were responsible for inputting data into the template and, along with Company management, were responsible for reviewing and approving the output being used for presentation purposes.

•

Company management, through the assistance received from their third-party public accounting firm, was responsible for approving the tax provision related accounts, possessed the requisite skills, knowledge and experience to do so and understood how the calculations and related numbers were derived, including how the functionality of the template was developed.

The template was developed by a PKM team outside the audit team, and no fees were received from the Company by PKM for access to the template. PKM also verified with the audit team that their due diligence was not curtailed or limited by the Company’s use of the template.

•The template was developed by a PKM team outside the audit team, and no fees were received from the Company by PKM for access to the template. PKM also verified with the audit team that their due diligence was not curtailed or limited by the Company’s use of the template.

•

As a safeguard, the Company engaged a third-party certified public accounting and consulting firm to reperform the Company’s income tax provision calculations for the impacted periods without using the template. PKM performed additional procedures to audit the reperformed calculations for the fiscal years ended September 30, 2018 and 2017 and compared them with the calculations that the Company previously prepared using the template. PKM found only immaterial differences that the Company and PKM concluded would not have affected a reasonable investor’s view of the Company’s reported results. None of the issues identified or the results of the procedures subsequently performed by PKM impacted its previously expressed audit opinions.

•

The Company has phased out the use of the template and transitioned support of its income tax provision calculations to an alternate tool. Accordingly, since March 31, 2019, the Company has no longer used the template and does not intend to use the template for any future periods.

After considering the facts and circumstances, the Audit Committee concurred with PKM’s conclusions that PKM’s objectivity and impartiality with respect to all issues encompassed within its audit engagements for the Company’s financial statements for the years ended September 30, 2018 and 2017 and for the transition period from October 1, 2018 to December 31, 2018 and the first quarter of 2019 ended March 31, 2019, had not been impaired, and it believes that a reasonable investor with knowledge of all relevant facts and circumstances would conclude that PKM was capable of exercising objective and impartial judgment on all issues encompassed within such engagements.

As disclosed by the Company on Form 8-K filed on January 8, 2020, due to a practice combination with Wipfli LLP, PKM resigned as the Company’s independent registered public accounting firm, effective as of January 6, 2020. Also on January 7, 2020, the Audit Committee engaged Wipfli LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

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

3.4

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

4.1

Form of Common Stock Certificate of Community First Bancshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)

4.2	Description of Community First Bancshares, Inc. Securities

10.1

Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016) †

10.2

Comprehensive Release and Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016)†

10.3

Community First Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on July 18, 2018)†

10.4

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Johnny S. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.5

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.6

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Tessa M. Nolan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.7

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. (as guarantor) and Kenneth D. Lumpkin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.8

Amendment 1, dated as of October 9, 2019, to the Employment Agreement, dated as of September 1, 2018, by and between Community First Bancshares, Inc., Newton Federal Bank and Johnny S. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on October 15, 2019)†

10.9	Employment Agreement by and among Community First Bancshares, Inc., Newton Federal Bank and Edward J. Cooney†

10.10	Supplemental Executive Retirement Plan, dated January 2, 2019, between Affinity Bank and Edward J. Cooney†

21	Subsidiaries of Registrant

23.1	Consent of Wipfli LLP

23.2	Consent of Porter Keadle Moore, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY FIRST BANCSHARES, INC.

Date: March 30, 2020	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 30, 2020
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Tessa M. Nolan	Senior Vice President and Chief	March 30, 2020
Tessa M. Nolan	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 30, 2020
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 30, 2020
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 30, 2020
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 30, 2020
Howard G. Roberts

/s/ Mark Ross	Director	March 30, 2020
Mark Ross

/s/ Edward P. Stone	Director	March 30, 2020
Edward P. Stone