Form 10-K/A
period 2019-12-31
Community First Bancshares, Inc.
filed 2020-04-29
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Community First Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. The Company would normally only include the information that is required to be filed pursuant to Part III of Form 10-K in the proxy statement for the Annual Meeting of Stockholders. However, the Company is filing an amendment at this time due the Company’s determination to delay the Annual Meeting of Stockholders until June 16, 2020. Other than the inclusion of information for Part III of the Form 10-K, the Form 10-K remains unchanged.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is comprised of eight members. Our Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually. The following sets forth certain information regarding the members of our Board of Directors and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of December 31, 2019, and term as a director includes service with Newton Federal Bank.

With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of Community First Bancshares, Inc. is also a director of Newton Federal Bank and Community First Bancshares, MHC.

Directors

The following directors of Community First Bancshares, Inc. have terms ending at the 2020 Annual Meeting of Stockholders:

Edward J. Cooney. Mr. Cooney, age 52, has served as a director since January 2020. Mr. Cooney was appointed Newton Federal Bank’s Chief Executive Officer in January 2020 in connection with Newton Federal Bank’s acquisition of Affinity Bank. Mr. Cooney formerly served as President and Director of Affinity Bank and ABB Financial Group, Inc. Mr. Cooney has served as a Chief Financial Officer, Chief Credit Officer, and Senior Loan Officer during his career. He is a former Chairman of the Community Bankers Association of Georgia Board. He has been involved in the banking industry for over 30 years. He began his career working at a CPA firm that specialized in banking. Mr. Cooney received his BBA in 1990 from Stetson University in DeLand, Florida, where he also played on a nationally ranked baseball team. Mr. Cooney is a Certified Public Accountant licensed in the state of Georgia. Mr. Cooney’s positions as Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy.

Robin S. Reich. Dr. Reich, age 62, has served as a director since March 2020. Dr. Reich has been the President of Reich Dental Center, with offices in Smyrna and Roswell, Georgia, since 1991. Dr. Reich has been a practicing dentist since 1984. Dr. Reich has also served as the President and a 12-year board member of the Georgia Dental Association and as the Chairman of the American Dental Association, and is currently a member of the Dental Entrepreneur Association, which is committed to understanding large dental group practices. Dr. Reich served as a director of ABB Financial Group, Inc. and Affinity Bank beginning in 2019. Dr. Reich’s business experience gives us direct knowledge of the challenges facing the dental practice customers we now service as the result of our acquisition of Affinity Bank, as well as insights into our expanded market area as the result of our acquisition of Affinity Bank.

Bob W. Richardson. Mr. Richardson, age 71, has served as a director since 1991. Mr. Richardson was a licensed pharmacist for 40 years until his retirement in 2010. He was the owner and manager of People’s Drug Store, located in Covington, Georgia, beginning in 1979. Mr. Richardson is also the co-owner of Taziki’s Mediterranean Cafe, located in Athens, Georgia, which opened in 2014. Mr. Richardson’s experience as a small business owner gives him extensive insight into the customers who live in our market areas and economic developments affecting the communities in which we operate, as well as the challenges facing small businesses in our market area.

The following directors of Community First Bancshares, Inc. have terms ending following the fiscal year ending December 31, 2020:

William D. Fortson, Jr. Mr. Fortson, age 77, has served as a director since 1998. Mr. Fortson has over 48 years’ experience in the automobile industry, and has been the owner of Ginn Motor Company, located in Covington, Georgia, since 1987. Mr. Fortson has also served as member/manager of Ginn Chrysler, Jeep, Dodge, LLC since 2009. Mr. Fortson has strong marketing, sales, and customer service assessment skills, as well as significant experience in employee development, training, and business management.

Howard G. Roberts. Mr. Roberts, age 72, has served as a director since 2016. Mr. Roberts is the former President and Chief Executive Officer of First Newton Bank in Covington, Georgia, having served in those positions from 1985 to 2000. Mr. Roberts is currently a real estate developer and private equity investor. Mr. Roberts’ banking background and leadership experience bring valuable insight in the areas of leadership, bank operations, credit evaluation and corporate governance.

Edward P. Stone. Mr. Stone, age 72, has served as a director since 2001. Mr. Stone has served as the President of Peoples Home Health, located in Pensacola, Florida, since 2008, the President of Peoples Home Medical, located in Covington Georgia, since 2009, and the President, owner and administrator of Longleaf Hospice LLC, located in Covington, Georgia, since 2011. He has been involved in the home healthcare industry since 1982. Mr. Stone’s experience gives him extensive insight into the challenges facing senior citizens and families who live in our market areas, as well as into matters related to small businesses and economic developments in our market area.

The following directors of Community First Bancshares, Inc. have terms ending following the fiscal year ending December 31, 2021:

Marshall L. Ginn. Mr. Ginn, age 66, has served as a director since 2004. Mr. Ginn has been a licensed real estate broker since 1996, and is an Associate Broker with RE/MAX Agents Realty, located in Covington, Georgia. Mr. Ginn assists in the purchase and sale of residential, commercial and industrial properties as well as raw land. Prior to joining RE/MAX, Mr. Ginn was co-founder of Medical Services South and founder of ELCO Medical, privately held corporations specializing in the marketing and sale of orthopedic implants and products. He has served as President of the East Metro Board of Realtors and Chairman of the Newton County Chamber of Commerce. Mr. Ginn brings the board of directors a unique perspective of the community in areas of economic development, residential housing and commercial opportunities.

Mark J. Ross. Mr. Ross, age 51, has served as a director since 2016. Mr. Ross is an attorney and former residential and commercial real estate developer. Since 2012, Mr. Ross has been the co-owner and Director of Right at Home of East Atlanta, a senior home care and staffing company located in Covington, Georgia. In his position, Mr. Ross focuses on business expansion, including marketing and quality improvement. Mr. Ross’ experience in small business and technology gives him extensive insight into local business and real estate matters, as well as the challenges facing senior citizens and families who live in our market areas.

Executive Officers Who are Not Directors

Gregory J. Proffitt, age 52, was appointed Newton Federal Bank’s Executive Vice President and Chief Operations Officer in February 2016, and appointed President in January 2020. Mr. Proffitt has been employed with Newton Federal Bank since 2005, serving as Senior Vice President and Chief Operations Officer beginning in November 2013 and as Controller and Compliance Officer. Prior to being employed with Newton Federal Bank, Mr. Proffitt has served in various roles with other companies including SunTrust Bank, The Federal Reserve Bank of Atlanta, John H. Harland Company, The Original Honey Baked Ham Company, Allied Automotive Group, and Blue Cross Blue Shield of Georgia.

Clark N. Nelson, age 55, was appointed Newton Federal Bank’s Executive Vice President and Chief Credit Officer in January 2020 in connection with Newton Federal Bank’s acquisition of Affinity Bank. Mr. Nelson formerly served as Executive Vice President and Chief Credit Officer of Affinity Bank. He began his banking career within the commercial lending division of SunTrust Bank of Atlanta. Mr. Nelson was also employed by Community Trust Bank in Hiram, Georgia, as Senior Credit Officer. Prior to attending college later in life, he managed and then owned a sports memorabilia store in metropolitan Atlanta.

Elizabeth M. Galazka, age 55, was appointed Newton Federal Bank’s Executive Vice President of Lending in January 2020 in connection with Newton Federal Bank’s acquisition of Affinity Bank. Ms. Galazka was Senior Vice President of Commercial Lending at Affinity Bank, where she began her employment in 2005. Prior to her banking career, Ms. Galazka had 16 years of office management experience in the dental industry.

Tessa M. Nolan, age 35, was named Newton Federal Bank’s Senior Vice President and Chief Financial Officer in February 2016, and served as our Controller beginning in March 2014. Ms. Nolan joined Newton Federal Bank in 2005.

Robert A. Vickers, age 39, was named Newton Federal Bank’s Chief Operations Officer in March 2020, and joined Newton Federal Bank in January 2020 in connection with Newton Federal Bank’s acquisition of Affinity Bank. Mr. Vickers was the Senior Vice President and Chief Operations Officer of Affinity Bank beginning in 2019, having began employment with Affinity Bank in 2008.

Brandi C. Pajot, age 43, was named Newton Federal Bank’s Chief Treasury and Risk Management Officer in March 2020, and joined Newton Federal Bank in January 2020 in connection with Newton Federal Bank’s acquisition of Affinity Bank. Ms. Pajot was the Senior Vice President and Chief Financial Officer of Affinity Bank beginning in 2010, having began employment with Affinity Bank in 2007. She began her banking career in 2000 and has experience with community and correspondent banks. Ms. Pajot is a CPA and licensed in the State of Georgia.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2019, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics for Senior Officers

Community First Bancshares, Inc. has adopted a Code of Ethics for Senior Officers that applies to Community First Bancshares, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.newtonfederal.com. Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee is comprised of Directors Fortson, Richardson, Ross and Stone, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. Mr. Stone serves as chair of the Audit Committee. The Audit Committee does not have an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. The Board of Directors does not believe it is necessary to have such a person on the Audit Committee because each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has assessed the finances and financial reporting of his own business.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018 certain information as to the total remuneration paid by Newton Federal Bank to Johnny S. Smith, who served as President and Chief Executive Officer during that time period, and our two other most highly compensated executive officers for the year ended December 31, 2019. Each individual listed in the table below is referred to as a “named executive officer.”

Summary Compensation Table
Name and principal position	Period	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other Compensation ($)(4)	Total ($)
Johnny S. Smith, President and Chief Executive Officer (5)	Year Ended December 31, 2019	253,000	—	272,316	230,377	52,947	808,640
	Three Months Ended December 31, 2018	58,385	25,000	—	—	26,492	109,877
	Year Ended December 31, 2018	235,308	25,000	—	—	47,468	307,218
Gregory J. Proffitt, President	Year Ended December 31, 2019	198,000	—	166,903	131,645	24,100	520,648
	Three Months Ended December 31, 2018	45,692	12,000	—	—	16,027	73,719
	Year Ended December 31, 2018	184,154	12,000	—	—	18,343	210,343
Kenneth D. Lumpkin, Executive Vice President and Chief Lending and Marketing Officer (6)	Year Ended December 31, 2019	187,000	—	166,903	131,645	31,193	516,741
	Three Months Ended December 31, 2018	43,154	11,000	—	—	17,525	71,679
	Year Ended December 31, 2018	173,923	11,000	—	—	28,502	209,502

(1)	Represents discretionary cash bonuses paid for the applicable period.
(2)

Reflects the aggregate grant date fair value of restricted stock grated during the applicable year. The assumptions used in the valuation of these awards are included in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

(3)

Reflects the aggregate grant date fair value of option awards granted during the applicable year. The value is the amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in the valuation of these awards are included in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

(4)	A break-down of the various elements of compensation in this column for the year ended December 31, 2019 is set forth in the following table:

Name	All Other Compensation
	Life Insurance Premiums ($)	401(k) Match ($)	Director Fees ($)	Automobile Allowance ($)	Club Dues ($)	Employee Stock Ownership Plan ($)	Total All Other Compensation ($)
Johnny S. Smith	972	3,162	21,000	—	3,672	24,141	52,947
Gregory J. Proffitt	972	3,960	—	—	—	19,168	24,100
Kenneth D. Lumpkin	972	3,974	—	6,000	2,232	18,015	31,193

(5)	Mr. Smith retired, effective March 13, 2020. In connection with his retirement, Mr. Smith received a payment of $733,860.
(6)	Mr. Lumpkin terminated his employment, effective January 17, 2020. In connection with his termination, Mr. Lumpkin received a payment of $328,273.

Employment Agreements. Community First Bancshares, Inc. and Newton Federal Bank have entered into employment agreements with each of Chief Executive Officer Edward J. Cooney and President Gregory J. Proffitt.

The employment agreement with Mr. Cooney has an initial term of three years. The employment agreement with Mr. Proffitt has an initial term of two years. Each year, the boards of directors of Community First Bancshares, Inc. and Newton Federal Bank may renew the terms of the employment agreements for another year so that they again become a three-year term (in the case of Mr. Cooney) or a two-year term (in the case of Mr. Proffitt). If Community First Bancshares, Inc. or Newton Federal Bank enters into a transaction that would constitute a “change in control” under the agreements, the terms of the agreements will automatically extend to three years (in the case of Mr. Cooney) and two years (in the case of Mr. Proffitt) from the effective date of the change in control.

Under the employment agreements, the current annual base salaries for Messrs. Cooney and Proffitt are $320,000 and $250,000, respectively. Each executive officer’s base salary will be reviewed at least annually to determine whether an increase is appropriate. In addition to base salary, the executives are entitled to participate in bonus and incentive programs and benefit plans available to management employees and will be reimbursed for all reasonable business expenses incurred. Mr. Cooney is also provided with an automobile.

Under the employment agreements, if Community First Bancshares, Inc. or Newton Federal Bank terminates the executive’s employment for “cause,” as that term is defined in the employment agreements, the executive will not receive any compensation or benefits after the termination date other than compensation and benefits that have accrued through the date of the termination. If Community First Bancshares, Inc. or Newton Federal Bank terminates the executive’s employment without cause or if the executive terminates employment for “good reason,” as that term is defined in the employment agreements, Community First Bancshares, Inc. or Newton Federal Bank will pay the executive an amount equal to the greater of (i) the base salary or (ii) the average monthly compensation (as defined in the agreement) that would be due to the executive for the remaining term of the agreement. The payment will be made in a lump sum within five days of the executive’s termination. If the termination of employment occurs during the term of the employment agreement but following a change in control, the executive will receive a payment equal to three times (in the case of Mr. Cooney) or two times (in the case of Mr. Proffitt) the average base salary, bonus and profit sharing contributions paid or provided to the executive officer during the calendar year immediately preceding the change in control or, if greater, the annualized base salary, bonus and profit sharing contributions. The payment will be made in a lump sum within five days following the termination of employment.

The employment agreements also contain certain post-employment obligations (non-competition and non-solicitation) that may apply for 24 months following a termination of employment depending on the nature of the termination.

Supplemental Executive Retirement Plan. In connection with its acquisition of Affinity Bank, Newton Federal Bank has assumed the obligations of the Supplemental Executive Retirement Plan, dated January 2, 2019, between Affinity Bank and Mr. Cooney (the “SERP”). Under the SERP, Mr. Cooney, upon separating from service is entitled to a monthly benefit equal to $8,333.33. The normal retirement benefit would commence on the first day of the second month following the later of (i) his normal retirement age (age 65) or (ii) his separation from service. The benefit is payable monthly and continues for Mr. Cooney’s lifetime (with a guarantee of 180 monthly payments). If Mr. Cooney dies while in service or prior to benefit payments commencing under the SERP, his beneficiary will receive a lump sum benefit equal to the present value of his normal retirement benefit (assuming a payment stream of 180 monthly payments). If Mr. Cooney dies after benefit payments commence under the SERP, but prior to receiving 180 monthly payments, his beneficiary will receive a lump sum payment equal to the present value of the remaining payments that would have been made had Mr. Cooney received 180 payments. Mr. Cooney fully vested in the benefits provided under the SERP as a result of the change in control of Affinity Bank.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2019 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Option awards				Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Johnny S. Smith	—	77,568	10.10	April 23, 2029	26,962	$308,715
Gregory J. Proffitt	—	44,325	10.10	April 23, 2029	16,525	$189,211
Kenneth D. Lumpkin	—	44,325	10.10	April 23, 2029	16,525	$189,211

(1)	Based on a closing price of Community First Bancshares, Inc.’s common stock of $11.45 as of December 31, 2019.

Equity Incentive Plan. Community First Bancshares, Inc. has adopted the Community First Bancshares, Inc. 2018 Equity Incentive Plan, which was approved by stockholders in 2018. Subject to permitted adjustments for certain corporate transactions, the 2018 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 517,123 shares of Community First Bancshares, Inc. common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares of Community First Bancshares, Inc. common stock that may be issued under the 2018 Equity Incentive Plan pursuant to the exercise of stock options is 369,374 shares, and the maximum number of shares of Community First Bancshares, Inc. common stock that may be issued as restricted stock awards or restricted stock units is 147,749 shares. As of December 31, 2019, there were 21,275 restricted stock awards or units and 11,083 stock options that remain available for future grants under the 2018 Equity Incentive Plan.

401(k) Plan. Newton Federal Bank maintains the Newton Federal Bank 401(k) Profit Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan just like other employees. An employee must complete three months of service to be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2019, the salary deferral contribution limit is $19,000, provided, however, that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan for a total of $25,000. In addition to salary deferral contributions, Newton Federal Bank may make discretionary matching contributions to the 401(k) Plan. Newton Federal Bank made a matching contribution to the 401(k) Plan for the plan year ended December 31, 2019. A participant is always 100% vested in his or her salary deferral contributions. Matching contributions vest 100% after three years of participant’s service with Newton Federal Bank. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of the participant’s termination of employment. Expense recognized in connection with the 401(k) Plan totaled $113,168 for the fiscal year ended December 31, 2019.

Employee Stock Ownership Plan. In connection with its mutual holding company reorganization and related stock offering, Newton Federal Bank adopted an employee stock ownership plan for eligible employees. The named executive officers are eligible to participate in the employee stock ownership plan just like other employees. Eligible employees will begin participation in the employee stock ownership plan on the later of the effective date of the reorganization or upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 21.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 295,499 shares of Community First Bancshares, Inc. common stock outstanding, funded with a loan from Community First Bancshares, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Newton Federal Bank’s discretionary contributions to the employee stock ownership plan and any dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan. The interest rate for the employee stock ownership plan loan is the prime rate, as published in The Wall Street Journal, on the closing date of the offering.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. A participant will become 100% vested in his or her account balance after three years of service. Participants who were employed by Newton Federal Bank immediately prior to the stock offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service in accordance with the terms of the plan document. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Life Insurance Coverage. Newton Federal Bank provides life insurance to certain of its employees, including the named executive officers. The death benefits for Messrs. Proffitt and Cooney are $300,000 (two times current salary with a maximum) and $250,000 (one times current salary with a maximum), respectively. Newton Federal Bank has also entered into death-benefit only agreements with the named executive officers that will pay a death benefit to their beneficiaries in the event of death while employed in the amounts of two times base salary for Mr. Cooney and one and one-half times for Mr. Proffitt.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2019 certain information as to the total remuneration we paid to our directors. Mr. Smith received director fees of $21,000 for the year ended December 31, 2019, which is included in All Other Compensation in the Summary Compensation Table.

Director Compensation Table For the Year Ended December 31, 2019
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
William D. Fortson, Jr.	46,750	65,650	18,465	58,581	—	189,446
Marshall L. Ginn	23,400	65,650	18,465	38,368	—	145,883
Bob W. Richardson	23,850	65,650	18,465	83,276	—	191,241
Howard G. Roberts	21,700	65,650	18,465	—	—	105,815
Mark J. Ross	21,850	65,650	18,465	—	—	105,965
Edward P. Stone	22,450	65,650	18,465	37,800	—	144,365

(1)

Reflects the aggregate grant date fair value of restricted stock grated during the applicable year. The assumptions used in the valuation of these awards are included in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission. As of December 31, 2019, each director listed in the table held 6,500 unvested shares of restricted stock.

(2)

Reflects the aggregate grant date fair value of option awards granted during the applicable year. The value is the amount recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are included in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission. As of December 31, 2019, each director listed in the table held 18,468 unvested stock options with an exercise price of $10.10.

(3)	Reflects above-market earnings under the Directors’ Deferred Compensation Plan, described below.

Director Fees. Directors of Community First Bancshares, Inc. currently only earn fees in his or her capacity as a board or committee member of Newton Federal Bank. Directors of Newton Federal Bank earn an annual fee of $21,000, and our chairman receives an additional chairman fee of $21,000 per year. Directors currently receive fees of $150 per meeting for service on the Audit, Compensation and Asset/Liability Management Committees and $100 per meeting for service on the Loan Committee.

Directors’ Deferred Compensation Plan. Newton Federal Bank sponsors a deferred compensation plan under which eligible directors were previously able to defer the receipt of compensation that otherwise would have been payable to them for their service as a director. Effective June 30, 2015, the plan has been frozen with respect to further deferral contributions and any new participants. However, directors who previously deferred compensation under the plan maintain a benefit under the plan until the deferred compensation is distributed to them in accordance with their previous elections and the terms of the plan. Until their benefits are distributed under the plan, the deferred compensation will be credited with earnings, compounded quarterly, at a rate equal to the average pre-tax return for the immediately preceding ten-year period on shares in the Vanguard Balanced Index Fund Admiral Shares, as published in the fund’s annual report for December 31 of the immediately preceding calendar year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of April 27, 2020, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 3175 Highway 278, Covington, Georgia 30014.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)		Percent of Shares of Common Stock Outstanding (2)
Persons Owning Greater than 5%
Community First Bancshares, MHC 3175 Highway 278 Covington, Georgia 30014	4,070,655		54.3%
Kenneth R. Lehman 122 N. Gordon Road Ft. Lauderdale, Florida 33301	380,457	(10)	5.1%
Directors
Edward J. Cooney	6,000		*
William D. Fortson, Jr.	40,193	(3)	*
Marshall L. Ginn	23,687	(4)	*
Bob W. Richardson	20,240	(5)	*
Howard G. Roberts	6,994	(6)	*
Mark J. Ross	5,894	(7)	*
Robin S. Reich	1,000		*
Edward P. Stone	36,864	(7)	*
Executive Officers who are not Directors
Gregory J. Proffitt	28,573	(8)	*
Clark N. Nelson	—		—
Elizabeth M. Galazka	—		—
Tessa M. Nolan	22,576	(9)	*
Robert A. Vickers	—		—
Brandi C. Pajot	—		—
All directors and executive officers as a group (14 persons)	192,021		2.6%

*	Less than 1%.
(1)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Community First Bancshares, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from May 4, 2020. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Community First Bancshares, Inc. common stock

(2)	Based on a total of 7,499,760 shares of common stock outstanding as of April 27, 2020.
(3)	Includes 5,200 shares of unvested restricted stock and 3,693 exercisable stock options.
(4)	Includes 13,494 shares held by a corporation, 5,200 shares of unvested restricted stock and 3,693 exercisable stock options.
(5)	Includes 7,547 shares held in an individual retirement account, 5,200 shares of unvested restricted stock and 3,693 exercisable stock options.
(6)	Includes 1,000 shares held as custodian, 5,200 shares of unvested restricted stock and 3,693 exercisable stock options.
(7)	Includes 5,200 shares of unvested restricted stock and 3,693 exercisable stock options.
(8)	Includes 1,674 shares held in the employee stock ownership plan, 13,220 shares of unvested restricted stock and 8,865 exercisable stock options.
(9)	Includes 1,000 shares held in an individual retirement account, 1,098 shares held in the employee stock ownership plan, 11,133 shares of unvested restricted stock and 7,387 exercisable stock options.
(10)	As disclosed in Schedule 13G filed with the Securities and Exchange Commission on February 21, 2020.

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

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock- based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	517,123	N/A	517,123

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Newton Federal Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Newton Federal Bank makes loans to its employees through an employee loan program pursuant to which loans are made at a reduced rate. The reduced rate is 0.50% below the interest rate offered to the public. Employees also receive a 50% discount on loan origination fees.

The chart below lists our executive officers who participated in the employee loan program during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, and certain information with respect to their loans. No other directors or executive officers of Newton Federal Bank participated in the employee loan program during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018. Mr. Lumpkin terminated his employment from Newton Federal Bank effective January 17, 2020.

Name	Type of Loan	Largest Aggregate Balance 1/1/19 to 12/31/19	Principal Balance 12/31/19	Principal Paid 1/1/19 to 12/31/19	Interest Paid 1/1/19 to 12/31/19	Interest Rate
Gregory J. Proffitt	Home Mortgage	$261,817	$254,075	$7,742	$9,017	3.49%
Kenneth D. Lumpkin	Consumer	$14,674	$11,855	$7,839	$1,161	8.25%
	Home Mortgage	$373,636	$366,108	$7,528	$16,623	4.49%
Tessa M. Nolan	Home Mortgage	$146,803	$139,076	$7,727	$5,734	4.00%
	Consumer	$24,927	$23,680	$3,163	$1,460	7.00%

Name	Type of Loan	Largest Aggregate Balance 10/1/18 to 12/31/18	Principal Balance 12/31/18	Principal Paid 10/1/18 to 12/31/18	Interest Paid 10/1/18 to 12/31/18	Interest Rate
Gregory J. Proffitt	Home Mortgage	$263,722	$261,817	$1,905	$2,296	3.49%
Kenneth D. Lumpkin	Consumer	$14,743	$14,674	$394	$198	9.05%
	Home Mortgage	$374,882	$373,636	$1,246	$4,124	4.49%
Tessa M. Nolan	Home Mortgage	$148,684	$146,803	$1,881	$1,481	4.00%
	Consumer	$19,335	$18,544	$791	$353	7.80%

Name	Type of Loan	Largest Aggregate Balance 10/01/17 to 9/30/18	Principal Balance 9/30/18	Principal Paid 10/01/17 to 9/30/18	Interest Paid 10/01/17 to 9/30/18	Interest Rate
Gregory J. Proffitt	Home Mortgage	$271,176	$263,722	$7,454	$9,346	3.49%
Kenneth D. Lumpkin	Consumer	$14,993	$11,743	$6,550	$1,085	8.75%
	Home Mortgage	$382,557	$374,882	$7,675	$18,437	4.49%
Tessa M. Nolan	Home Mortgage	$156,120	$148,684	$7,436	$6,109	4.00%
	Consumer	$23,015	$19,335	$3,680	$1,418	7.50%

At the time of termination of employment with Newton Federal Bank, the interest rate will be adjusted to the non-employee interest rate.

These loans neither involve more than the normal risk of collection nor present other unfavorable features. Loans made to directors or executive officers, including any modification of such loans, must be approved by a majority of disinterested members of the board of directors. The interest rate on loans to directors and officers is the same as that offered to other employees.

Since October 1, 2017, other than described above, and except for loans to executive officers made in the ordinary course of business that were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Newton Federal Bank and for which management believes neither involve more than the normal risk of collection nor present other unfavorable features, we and our subsidiary have not had any transaction or series of transactions, or business relationships, nor are any such transactions or relationships proposed, in which the amount involved exceeds $120,000 and in which our directors or executive officers have a direct or indirect material interest.

Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with our directors, executive officers, and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved. Additionally, pursuant to our Code of Business Conduct and Ethics, all of our executive officers and directors must disclose any personal or financial interest in any matter that comes before Community First Bancshares, Inc.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Chief Executive Officer Edward J. Cooney, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Cooney is not independent because he is one of our executive officers. In determining the independence of our directors, the board of directors considered relationships between Newton Federal Bank and our directors that are not required to be reported under “—Transactions With Certain Related Persons,” consisting of deposit accounts that our directors maintain at Newton Federal Bank.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018 by Porter Keadle Moore, LLC, who served as the Company’s principal accountant for those years.

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Audit Fees	$146,074	$28,189	$142,900
Audit-Related Fees	$—	$—	$3,700
Tax Fees	$26,666	$—	$42,100
All Other Fees	$—	$—	$—

Audit Fees. Audit Fees include aggregate fees billed for professional services for the audit of Community First Bancshares, Inc.’s annual consolidated financial statements for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, and the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission during those periods, including out of pocket expenses.

Audit-Related Fees. Audit-Related Fees include fees billed for non-audit professional services rendered during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, including research, correspondence, meetings and assistance relating to the mutual holding company formation and reorganization, and review of the associated stock offering materials and prospectus as filed with the Securities and Exchange Commission.

Tax Fees. Tax Fees include fees billed for professional services related to tax services rendered during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services and public company status, was compatible with maintaining the independence of Porter Keadle Moore, LLC. The Audit Committee concluded that performing such services did not affect the independence of Porter Keadle Moore, LLC in performing its function as our independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of audit-related fees and tax fees billed and paid during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, as indicated in the table above.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

COMMUNITY FIRST BANCSHARES, INC.
Date: April 29, 2020	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)