Form 10-Q
period 2020-03-31
Community First Bancshares, Inc.
filed 2020-05-14
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, 7,570,797 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

     March 31, 2020             December 31, 2019

	(unaudited)	(audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 and $1,523 at March 31, 2020 and December 31, 2019, respectively	$6,416	3,965
Interest-earning deposits in other depository institutions	41,893	44,152
Cash and cash equivalents	48,309	48,117
Investment securities available-for-sale	18,455	3,818
Federal Home Loan Bank stock	2,834	278
Loans, net	520,966	247,956
Other real estate owned	772	140
Premises and equipment, net	9,478	8,513
Bank owned life insurance	15,012	7,462
Intangible assets	19,083	—
Accrued interest receivable and other assets	7,888	3,010
Total assets	$642,797	319,294

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$77,818	22,691
Interest-bearing checking	59,071	47,324
Market rate checking	100,121	33,380
Non-interest-bearing checking	100,633	29,549
Certificate of deposits	160,739	105,237
Total deposits	498,382	238,181
Federal Home Loan Bank advances	54,388	—
Repurchase agreements and other borrowings	9,480	—
Accrued interest payable and other liabilities	4,607	3,946
Total liabilities	566,857	242,127

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,614,691 issued and 7,501,315 outstanding at March 31, 2020 and 7,671,224 issued and 7,557,848 outstanding at December 31, 2019)	77	77
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,278	33,358
Treasury stock, 113,376 shares at March 31, 2020, and December 31, 2019, at cost	(1,268)	(1,268)
Unearned ESOP shares	(2,541)	(2,571)
Retained earnings	46,264	47,562
Accumulated other comprehensive income	130	9
Total stockholders' equity	75,940	77,167
Total liabilities and stockholders' equity	$642,797	319,294

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest income:
Loans, including fees	$6,397	3,244
Investment securities, including dividends	165	142
Interest-earning deposits	136	177
Total interest income	6,698	3,563
Interest expense:
Deposits	1,263	511
Borrowings	208	24
Total interest expense	1,471	535
Net interest income before provision for loan losses	5,227	3,028
Provision for loan losses	500	—
Net interest income after provision for loan losses	4,727	3,028
Non-interest income:
Service charges on deposit accounts	353	173
Small Business Administration (SBA) loan fees	—	5
Other	160	178
Total non-interest income	513	356
Non-interest expenses:
Salaries and employee benefits	4,173	1,798
Deferred compensation	63	52
Occupancy	647	478
Advertising	62	32
Data processing	644	262
Other real estate owned	—	2
Net loss (gain) on sale of other real estate owned	29	(34)
Legal and accounting	683	274
Organizational dues and subscriptions	88	80
Director compensation	49	47
Federal deposit insurance premiums	112	16
Other	531	279
Total non-interest expenses	7,081	3,286
(Loss) income before income taxes	(1,841)	98
Income tax benefit	(543)	(19)
Net (loss) income	$(1,298)	117
Basic and diluted (loss) earnings per share	$(0.17)	$0.02

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) income	$(1,298)	$117

Other comprehensive income:

Net unrealized gain on available-for-sale securities, net of taxes of $43 and $131	121	373

Total other comprehensive income	121	373

Total comprehensive (loss) income	$(1,177)	$490

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2019 and 2020
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
ESOP loan payment and release of ESOP shares	—	1	—	30	—	—	31
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	373	373
Net income	—	—	—	—	117	—	117
Ending balance March 31, 2019	$75	$33,079	$(1,268)	$(2,659)	$47,160	$(68)	$76,319

Ending balance December 31, 2019	$77	$33,358	$(1,268)	$(2,571)	$47,562	$9	$77,167
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Stock-based compensation expense	—	(80)	—	—	—	—	(80)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	121	121
Net loss	—	—	—	—	(1,298)	—	(1,298)
Ending balance March 31, 2020	$77	$33,278	$(1,268)	$(2,541)	$46,264	$130	$75,940

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,298)	117
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of effects of acquisition:
Depreciation and amortization	28	228
Stock-based compensation expense	(80)	—
Provision for loan losses	500	—
ESOP expense	30	31
Net loss (gain) on sale of other real estate owned	29	(34)
Increase in cash surrender value of life insurance	(98)	(52)
Change in:
Accrued interest receivable and other assets	(1,784)	534
Accrued interest payable and other liabilities	(185)	198
Net cash (used in) provided by operating activities	(2,858)	1,022
Cash flows from investing activities, net of effects of acquisition:
Purchases of premises and equipment	(104)	(68)
Proceeds from paydowns of investment securities available-for-sale	1,842	460
Purchases of other investments	(896)	—
Proceeds from sales of other investments	—	302
Net change in loans	(11,533)	(7,942)
Proceeds from sales of other real estate owned	128	259
Net cash paid in business combination	(22,749)	—
Net cash used in investing activities	(33,312)	(6,989)
Cash flows from financing activities, net of effects of acquisition:
Net change in demand and savings deposits	10,990	7,777
Purchase of treasury stock	—	(600)
Proceeds from FHLB advances	20,000	—
Net change in repurchase agreements and other borrowings	5,372	—
Repayment of FHLB advances	—	(7,570)
Net cash provided by financing activities	36,362	(393)
Net change in cash and cash equivalents	192	(6,360)
Cash and cash equivalents at beginning of period	48,117	37,029
Cash and cash equivalents at end of period	$48,309	30,669
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,248	555

Fair value of assets acquired	317,744	—
Fair value of liabilities assumed	288,732	—
Net assets acquired	29,012	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb County, Georgia and Fulton County, Georgia and surrounding counties. The main emphasis of the Bank is providing mortgage loans in its primary lending area.  It offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s December 31, 2019 Form 10-K.  The results of operations for the quarter ended March 31, 2020, are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K.

Net (loss) earnings per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current quarter and the same quarter in the previous year.  The net loss for the current period was $1,298,000 and the weighted average common shares outstanding were 7,529,582.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Acquisition

On January 10, 2020, the Company consummated its merger with ABB Financial Group, Inc. (“ABB”) pursuant to the Agreement and Plan of Merger by and between the Company and ABB dated August 19, 2019, (the “Merger Agreement”), whereby ABB was merged with and into the Company, and Affinity Bank, ABB’s wholly owned commercial bank subsidiary serving Cobb County, Georgia and Fulton County, Georgia and surrounding counties, was merged with and into Newton Federal Bank. The system integration is expected to be completed in September 2020.  Affinity Bank operated one branch office in Cobb County, Georgia and one loan production office in Fulton County, Georgia.

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.

Under the terms of the Merger Agreement, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash, for a total paid of $40.3 million in cash with no stock issued.  Pre-existing ABB equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company paid $2.7 million for vesting ABB restricted stock.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of ABB prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other real estate owned, bank owned life insurance and other assets, deposits, debt and deferred taxes with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on January 10, 2020 was as follows:

	As recorded by	Fair Value	As recorded by
	ABB	Adjustments	CFBI
		(in thousands)

Cash, cash equivalents and securities available-for-sale	$41,561	—	41,561
Loans	264,176	(2,327)	261,849
Other real estate owned	790	—	790
Core deposit intangible	—	1,913	1,913
Fixed assets and other assets	11,631	—	11,631
Total assets acquired	$318,158	(414)	317,744

Deposits	249,049	265	249,314
Borrowings and other liabilities	37,764	1,654	39,418
Total liabilities acquired	$286,813	1,919	288,732

Excess of assets acquired over liabilities acquired	$31,345	(2,333)	29,012

Purchase price			$40,338
Net assets acquired			29,012
Less preferred stock redeemed			(5,891)
Net assets acquired less preferred stock			$23,121
Goodwill			$17,217

The following unaudited pro forma information presents the results of operations for three months ended March 31, 2020 and 2019, as if the acquisition had occurred January 1 of each period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended March 31,
	2020	2019
	(In thousands except per share data)

Total revenues, net of interest expense	6,041	5,889
Net (loss) income	(2,358)	694
Diluted (loss) earnings per share	(0.31)	0.09

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(3)	Investment Securities

Investment securities available-for-sale at March 31, 2020 and December 31, 2019 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2020	Cost	Gains	Losses	Fair Value
Government agency securities	$500	3	—	503
Government agency mortgage-backed securities	15,058	412	(6)	15,464
Trust preferred securities	2,721	6	(239)	2,488
Total	$18,279	$421	$(245)	$18,455
December 31, 2019
Government agency securities	501	—	(1)	500
Government agency mortgage-backed securities	3,305	13	—	3,318
Total	$3,806	13	(1)	3,818

There were four securities in an unrealized loss position as of March 31, 2020 for less than 12 months.  There were no securities in an unrealized loss position greater than 12 months as of March 31, 2020.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly.  Two of the securities are collateralized mortgage obligations where the repayment sources of principal and interest are backed by U.S. Government sponsored agencies.  The other two securities are trust preferred securities where the Bank performs a credit review regularly and such review has raised no concerns.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories.  (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Government agency securities
Within 1 year	$500	503
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	—	—
Trust preferred securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	2,221	2,063
Greater than 10 years	500	425
	3,221	2,991
Government agency mortgage-backed securities	15,058	15,464
Total	$18,279	18,455

  There were no sales of securities available-for-sale during the three months ended March 31, 2020 or 2019.

Securities with a carrying value of approximately $10.7 million and $3.8 million were pledged to secure public deposits and repurchase agreements at March 31, 2020 and December 31, 2019, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(4)Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at March 31, 2020 and December 31, 2019 are summarized as follows: (in thousands)

	March 31, 2020	December 31, 2019
Commercial (secured by real estate)	$173,995	54,488
Commercial and industrial	155,111	28,613
Construction, land and acquisition & development	44,244	20,502
Residential mortgage 1-4 family	114,093	116,843
Consumer installment	38,172	31,644
Total	525,615	252,090
Less allowance for loan losses	(4,649)	(4,134)
Total loans, net	$520,966	247,956

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA.  A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  With the acquisition of Affinity, the Bank is a premier lender within professional markets, with a primary focus on the dental industry in Georgia and adjoining states.  The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

Qualifying loans in the amount of $231.3 million and $115.4 million were pledged to secure the line of credit from the Federal Home Loan Bank (“FHLB”) at March 31, 2020 and December 31, 2019, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three months ended March 31, 2020 and 2019: (in thousands)

March 31, 2020	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,661	1,478	153	369	466	7	4,134
Provision	764	(677)	99	389	(69)	(6)	500
Charge-offs	(31)	—	—	(126)	(9)	—	(166)
Recoveries	145	6	—	3	27	—	181
Ending balance	$2,539	807	252	635	415	1	4,649
Ending allowance attributable to loans:
Individually evaluated for impairment	5	—	—	10	—	—	15
Collectively evaluated for impairment	2,534	807	252	625	415	1	4,634
Total ending allowance	$2,539	807	252	635	415	1	4,649
Loans:
Individually evaluated for impairment	1,715	395	—	4,695	—	—	6,805
Collectively evaluated for impairment	172,280	154,716	44,244	109,398	38,172	—	518,810
Total loans	$173,995	155,111	44,244	114,093	38,172	—	525,615

March 31, 2019
Allowance for loan losses:
Beginning balance	$1,619	1,520	108	641	127	7	4,022
Provision	$24	(9)	24	(192)	154	(1)	—
Charge-offs	$—	(26)	—	—	(1)	—	(27)
Recoveries	$25	18	—	107	1	—	151
Ending balance	$1,668	1,503	132	556	281	6	4,146
Ending allowance attributable to loans:
Individually evaluated for impairment	$3	—	—	10	—	—	13
Collectively evaluated for impairment	$1,665	1,503	132	546	281	6	4,133
Total ending allowance	$1,668	1,503	132	556	281	6	4,146
Loans:
Individually evaluated for impairment	$2,006	—	—	3,332	1	—	5,339
Collectively evaluated for impairment	$51,076	26,256	16,475	129,020	11,346	—	234,173
Total loans	$53,082	26,256	16,475	132,352	11,347	—	239,512

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at March 31, 2020 and December 31, 2019 were as follows: (in thousands)

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$215	215	—	222	—
Commercial and industrial	395	395	—	395	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,143	3,146	—	3,170	10
Consumer installment	—	—	—	—	—
	3,753	3,756	—	3,787	10
With an allowance recorded:
Commercial (secured by real estate)	1,500	1,500	5	1,506	24
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,552	1,567	10	1,562	24
Consumer installment	—	—	—	—	—
	3,052	3,067	15	3,068	48
Total impaired loans	$6,805	6,823	15	6,855	58

December 31, 2019
With no related allowance recorded:
Commercial (secured by real estate)	$26	26	—	40	9
Commercial and industrial	395	527	—	463	29
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,749	3,878	—	3,912	153
Consumer installment	—	—	—	—	—
	4,170	4,431	—	4,415	190
With an allowance recorded:
Commercial (secured by real estate)	1,513	1,513	1	1,539	94
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	412	412	5	405	—
Consumer installment	—	—	—	—	24
	1,925	1,925	6	1,944	118
Total impaired loans	$6,095	6,356	6	6,359	308

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2020 and December 31, 2019 by class of loans: (in thousands)

March 31, 2020	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$2,029	—	—	2,029	171,966	173,995	226
Commercial and industrial	1	—	395	396	154,715	155,111	980
Construction, land and acquisition & development	—	—	—	—	44,244	44,244	—
Residential mortgage	4,249	—	432	4,681	109,412	114,093	3,096
Consumer installment	96	2	—	98	38,074	38,172	2
Total	$6,375	2	827	7,204	518,411	525,615	4,304

December 31, 2019
Commercial (secured by real estate)	$114	24	10	148	54,340	54,488	246
Commercial and industrial	1,270	30	395	1,695	26,918	28,613	395
Construction, land and acquisition & development	—	—	—	—	20,502	20,502	—
Residential mortgage	3,087	2,040	643	5,770	111,073	116,843	1,912
Consumer installment	58	34	—	92	31,552	31,644	14
Total	$4,529	2,128	1,048	7,705	244,385	252,090	2,567

There were no loans past due 90 days or greater and still accruing interest as of March 31, 2020 and December 31, 2019.

There was one new troubled debt restructuring during the three months ended March 31, 2020 and no new troubled debt restructurings during the three months ended March 31, 2019. No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2020 or 2019.

The Bank has allocated an allowance for loan losses of approximately $15,000 and $6,000 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2020 and December 31, 2019, respectively.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

March 31, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$173,972	—	23	—	173,995
Commercial and industrial	154,131	—	980	—	155,111
Construction, land and acquisition & development	44,244	—	—	—	44,244
Residential mortgage	110,764	227	3,102	—	114,093
Consumer installment	38,170	—	2	—	38,172
Total	$521,281	227	4,107	—	525,615

December 31, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,454	—	34	—	54,488
Commercial and industrial	28,204	—	409	—	28,613
Construction, land and acquisition & development	20,502	—	—	—	20,502
Residential mortgage	110,034	229	6,580	—	116,843
Consumer installment	31,626	—	18	—	31,644
Total	$244,820	229	7,041	—	252,090

(5)	Deposits

The aggregate amounts of certificates of deposit greater than $250,000, the standard FDIC deposit insurance coverage limit per depositor, were approximately $34.5 million at March 31, 2020 and $30.2 million at December 31, 2019.

(6)	Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2020:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
1/7/2020	$20,000,000	—	1.70%	4/7/2020	Fixed	None
5/25/2018	$10,000,000	$130,774	2.91%	5/25/2021	Fixed	None
5/23/2019	$8,000,000	$489,647	2.40%	5/23/2029	Convertible	5/23/2022
12/16/2019	$5,000,000	$331,928	2.37%	12/17/2029	Convertible	12/17/2021
11/29/2019	$5,000,000	$391,607	2.66%	11/29/2029	Convertible	11/29/2022
7/10/19	$5,000,000	$44,024	2.10%	7/10/2024	Fixed	None
	$53,000,000	$1,387,980

There were no FHLB advances as of December 31, 2019.  At March 31, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $231.3 million at March 31, 2020, and by the Company’s investment in FHLB stock which totaled approximately $2.8 million at March 31, 2020.

The Company had one FHLB letter of credit of $8.0 million and $8.0 million, used to collateralize public deposits, outstanding at March 31, 2020 and December 31, 2019, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(7)	Employee Stock Ownership Plan

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

In April 2017, the ESOP borrowed approximately $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three months ended March 31, 2020 and 2019 was approximately $30,000 and $31,000, respectively.  The balance of the note payable of the ESOP was approximately $2.7 million at March 31, 2020 and December 31, 2019. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2020 and December 31, 2019, 35,400 shares had been released.

(8)	Stock-Based Compensation

In August 2018, shareholders approved the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 517,123 shares of common stock pursuant to restricted stock grants and up to 369,374 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.  There were no stock option grants or restricted stock grants during the three months ended March 31, 2020 and 2019.

There were no options exercised during the three months ended March 31, 2020.  Options totaling 147,749 were forfeited during the three months ended March 31, 2020 resulting in a reversal of previously recognized stock compensation expense of approximately $66,000 as none of the forfeited options had vested at the time of forfeiture.  There are a total of 99,730 stock options outstanding as of March 31, 2020.  The weighted average remaining life of outstanding options at March 31, 2020, is 9.0 years and they have an aggregate intrinsic value of $0.  No options are exercisable as of March 31, 2020.

No restricted stock has yet vested, and 56,533 shares were forfeited during the three months ended March 31, 2020 resulting in a reversal of previously recognized stock compensation expense of approximately $86,000 as none of the forfeited restricted stock had vested at the time of forfeiture.  There were 76,441 restricted shares outstanding with a weighted average grant date fair value of $10.10 at March 31, 2020.

The Company recognized approximately $72,000 of stock-based compensation expense during the three months ended March 31, 2020, associated with its common stock awards granted to directors and officers. As of March 31, 2020, there was approximately $870,000 of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 4.0 years.

(9)	Fair Value Measurements and Disclosures

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

FHLB Advances

The fair value of FHLB fixed rate borrowings is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Repurchase Agreements and Other Borrowings

The carrying value of repurchase agreements and other borrowings reasonably approximates fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $18.5 million and $3.8 million at March 31, 2020 and December 31, 2019.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2020 and December 31, 2019 (in thousands).

March 31, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	772	772
Impaired loans	—	—	8,057	8,057
Total assets at fair value	$—	—	8,829	8,829

December 31, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	140	140
Impaired loans	—	—	6,089	6,089
Total assets at fair value	$—	—	6,229	6,229

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,309	48,309	48,117	48,117
Investment securities
available-for-sale	$18,455	18,455	3,818	3,818
FHLB Stock	$2,834	2,834	278	278
Loans, net	$520,966	485,902	247,956	219,991
Cash surrender value of life insurance	$15,012	15,012	7,462	7,462
Financial liabilities:
Deposits	$498,382	500,508	238,181	239,340
FHLB advances	$54,388	49,683	—	—
Repurchase agreements and other borrowings	$9,480	9,480	—	—

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

(10)    Subsequent Event

Subsequent to quarter-end and through May 10, 2020, the Bank had received SBA authorization for over 1,100 Payroll Protection Program loans totaling $120.0 million. In addition, through April 30, 2020, the Bank had granted short-term deferrals on 819 loans that were otherwise performing of approximately $185.0 million, which included those granted prior to quarter-end.

The COVID-19 pandemic has disrupted and adversely affected the Company’s business and results of operations, and the ultimate impacts of the pandemic on the Company’s business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company.  Evaluation of financial performance between 2020 and 2019 periods was impacted in general from the timing of the ABB acquisition.  Since the balances and results of operations of the acquired entity prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for 2020 included partial period contributions from the 2020 acquisition versus no contribution in the  2019 periods.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the novel coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber-security risks are increased as the result of an increase in the number of employees working remotely; and
•	FDIC premiums may increase if the agency experience additional resolution costs.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The following represent our significant accounting policies:

Business Combinations and Valuation of Loans Acquired in Business Combinations.  We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it is not possible to estimate the acquisition date fair value upon consummation.

In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Substantially all loans acquired in the transaction are evaluated in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of acquired loans, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

The accretable yield on acquired loans is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings using the effective yield method over the term of the loans. Management separately monitors the acquired loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values.

Allowance for Loan Losses.  The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involve judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at March 31, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Recent Developments

On January 10, 2020, the Company and the Bank completed the acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned banking subsidiary, Affinity Bank. The merger consideration totaled approximately $40.3 million in cash. In addition, $5.9 million of ABB preferred stock was redeemed and $1.4 million of trust preferred securities issued by a subsidiary of ABB was acquired by the Company and canceled. The merger expanded our presence in the highly desirable Atlanta MSA and accelerated our growth strategy. The merger has also enhanced our commercial banking capabilities and added an affluent dental clientele that spurred the growth of ABB and Affinity Bank in previous years. As a result of the merger, we added $264.2 million in loans and $249.0 million in deposits. Additionally, included in the acquisition is Fitness Bank, an online reward savings account that rewards clients based on fitness goals and has spurred deposit growth for Affinity Bank in recent years.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19.  In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency.  The COVID-19 pandemic has restricted the level of economic activity in our markets.  In response to the pandemic, the governments of the state of Georgia and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”).  The CARES Act also established the Paycheck Protection Program

(“PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.

In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.  In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•

Operating our branches under a drive-through model with appointment-only lobby service, leveraging our business    continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.

•

Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets increased $323.5 million, or 101.3%, to $642.8 million at March 31, 2020 from $319.3 million at December 31, 2019.  The increase was due primarily to increases in loans and investment securities as a result of our acquisition of ABB and Affinity Bank in January 2020.

Cash and cash equivalents increased $192,000, or 0.4%, to $48.3 million at March 31, 2020 from $48.1 million at December 31, 2019 as cash paid for the acquisition was partially offset with the cash balances acquired from Affinity as well as an increase in FHLB advances to help fund the acquisition.

Loans increased $273.0 million, or 110.1%, to $521.0 million at March 31, 2020 from $248.0 million at December 31, 2019.  Commercial real estate loans increased $119.5 million, or 219.3%, to $174.0 million at March 31, 2020 from $54.5 million at December 31, 2019 and commercial and industrial increased $126.5 million, or 442.1%, to $155.1 million at March 31, 2020 from $28.6 million at December 31, 2019.  Construction loans increased $23.7 million, or 115.8%, to $44.2 million at March 31, 2020 from $20.5 million at December 31, 2019.  Consumer loans increased $6.5 million, or 20.6%, to $38.2 million at March 31, 2020 from $31.6 million at December 31, 2019.  These increases are attributable to our acquisition of ABB and Affinity Bank in January 2020.  These increases were partially offset by a decrease in one-to-four family residential real estate loans of $2.8 million, or 2.4%, to $114.1 million at March 31, 2020 from $116.8 million at December 31, 2019, as mortgage loans continue to be refinanced at lower rates than we offer.  These changes were largely attributable to the acquisition of Affinity, which shifted the makeup of the loan portfolio toward more commercial and industrial loans and commercial real estate loans from 1-4 family mortgage loans.

Securities available-for-sale increased $14.6 million, or 383.4%, to $18.5 million at March 31, 2020 from $3.8 million at December 31, 2019, due to our acquisition of ABB and Affinity Bank in January 2020.

Total deposits increased $260.2 million, or 109.2%, to $498.4 million at March 31, 2020 from $238.2 million at December 31, 2019.  The increase included increases of $71.1 million, or 240.6%, in non-interest-bearing checking accounts, $66.7 million, or 199.9%, in market rate checking accounts, $55.5 million, or 52.7%, in certificates of deposit, $55.1 million, or 242.9%, in savings accounts, and $11.7 million, or 24.8%, in interest-bearing checking accounts.  These increases are attributable to our acquisition of ABB and Affinity Bank in January 2020.

We had $54.4 million of FHLB advances and $9.5 million of repurchase agreements and other borrowings at March 31, 2020, compared to no borrowings at December 31, 2019, as we acquired Affinity Bank in January 2020, which had both FHLB advances and repurchase agreements.  Additionally, we borrowed $20.0 million from FHLB in January 2020 to help fund the acquisition.

Stockholders’ equity decreased to $75.9 million at March 31, 2020 compared to $77.2 million at December 31, 2019, primarily due to a net loss of $1.3 million for the three months ended March 31, 2020.  The net loss was mostly due to non-recurring, one-time acquisition costs of $2.6 million before tax incurred during the quarter.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$477,298	$6,397	5.36%	$231,884	$3,244	5.60%
Securities	17,745	131	2.95%	22,245	134	2.40%
Interest-earning deposits	43,134	136	1.26%	21,627	177	3.28%
Federal Home Loan Bank of Atlanta stock	2,518	34	5.48%	471	8	7.00%
Total interest-earning assets	540,695	6,698	4.96%	276,227	3,563	5.16%
Non-interest-earning assets	55,423			31,028
Total assets	$596,118			$307,255

Interest-bearing liabilities:
Savings accounts	$67,730	$239	1.41%	$25,376	$6	0.10%
Interest-bearing checking	60,635	77	0.51%	54,612	99	0.72%
Market rate checking accounts	95,569	291	1.22%	25,062	51	0.82%
Certificates of deposits	150,028	656	1.75%	88,368	355	1.61%
Total interest-bearing deposits	373,962	1,263	1.35%	193,418	511	1.06%
FHLB Advances	48,569	204	1.68%	4,957	24	1.94%
Repurchase agreements and other borrowings	4,820	4	0.32%	—	—	—
Total interest-bearing liabilities	427,351	1,471	1.38%	198,375	535	1.08%
Non-interest-bearing liabilities	92,607			32,714
Total liabilities	519,958			231,089
Total stockholders' equity	76,160			76,166
Total liabilities and stockholders' equity	$596,118			$307,255
Net interest income		$5,227			$3,028
Net interest rate spread (1)			3.58%			4.08%
Net interest-earning assets (2)	$113,344			$77,852
Net interest margin (3)			3.87%			4.38%
Average interest-earning assets to interest-bearing liabilities	126.52%			139.25%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,081	$(928)	$3,153
Securities	(116)	113	(3)
Interest-earning deposits and federal funds	514	(555)	(41)
Federal Home Loan Bank of Atlanta stock	38	(12)	26
Total interest-earning assets	4,517	(1,382)	3,135

Interest-bearing liabilities:
Savings accounts	27	206	233
Interest-bearing checking	58	(80)	(22)
Market rate checking	205	35	240
Certificates of deposits	267	34	301
Total deposits	557	195	752
FHLB Advances	203	(23)	180
Repurchase agreements and other borrowings	4	—	4
Total interest-bearing liabilities	764	172	936

Change in net interest income	$3,753	$(1,554)	$2,199

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income decreased $1.4 million to a net loss of $1.3 million for the three months ended March 31, 2020 compared to net income of $117,000 for the three months ended March 31, 2019.  The decrease was due primarily to an increase in non-interest expenses of $3.8 million, primarily related to our acquisition of ABB and Affinity Bank in January 2020.  Non-recurring, one-time acquisition costs were $2.6 million before tax during the quarter.

Interest Income. Interest income increased $3.1 million, or 88.0%, to $6.7 million for the three months ended March 31, 2020 from $3.6 million for the three months ended March 31, 2019.  The increase was due to increases in interest income on loans and investment securities and by increases in volumes related to the ABB and Affinity Bank acquisition slightly offset by a lower interest rate environment between the two periods.

Interest income on loans increased $3.2 million, or 97.2%, to $6.4 million for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019. Our average balance of loans increased $245.4 million, or 105.8%, to $477.3 million for the three months ended March 31, 2020 from $231.9 million for the three months ended March 31, 2019.  The increase in the average balance of loans resulted from our acquisition of ABB and Affinity Bank in January 2020.  Our average yield on loans decreased 24 basis points to 5.36% for the three months ended March 31, 2020 from 5.60% for the three months ended March 31, 2019, due primarily to changes in our loan portfolio composition from the merger and competitive pressure on rates.

Interest income on securities (excluding FHLB stock) decreased $3,000 to $131,000 for the three months ended March 31, 2020 from $134,000 for the three months ended March 31, 2019.  The average balance of securities decreased $4.5 million, or 20.2%, to $17.7 million for the three months ended March 31, 2020 from $22.2 million for the three months ended March 31, 2019, due to most of our portfolio being sold last year and the amount of securities included in the acquisition of Affinity Bank in January 2020 being less than the amount of securities we sold last year, partially offset by an increase in the average yield on securities of 55 basis points, to 2.95% from 2.40%.

Increases in income on loans and investment securities were partially offset by a decrease in interest income on interest-earnings deposits.  Interest income on interest-earning deposits decreased $41,000, or 23.2%, to $136,000 for the three months ended March 31, 2020 from $177,000 for the three months ended March 31, 2019.  The decrease in interest income on interest-earning deposits was due to a 202 basis point decrease in the average yield, as interest rates dropped significantly in the quarter, partially offset by a $21.5 million increase in the average balance, as a result of the acquisition of Affinity Bank in January 2020.

Interest Expense. Interest expense increased $936,000, or 175.0%, to $1.5 million for the three months ended March 31, 2020, compared to $535,000 for the three months ended March 31, 2019, due to increases in interest expense on deposits and borrowings as volumes increased related to the Affinity Bank acquisition and higher rates on some Affinity Bank products.

Interest expense on certificates of deposit increased $301,000, or 84.8%, to $656,000 for the three months ended March 31, 2020 from $355,000 for the three months ended March 31, 2019.  The average rate we paid on certificates of deposit increased 14 basis points to 1.75% for the three months ended March 31, 2020 from 1.61% for the three months ended March 31, 2019, and the average balance of certificates of deposit increased to $150.0 million for the three months ended March 31, 2020 compared to $88.4 million for the three months ended March 31, 2019.  Interest expense on market rate checking accounts and savings accounts also increased $240,000, or 470.6%, and $233,000, or 3,883.3%, respectively.  These increases were due to deposits acquired in the merger.  These increases were partially offset by a decrease of $22,000, or 22.2%, in interest expense on interest-bearing checking accounts, which was due to a lower interest rate environment between the two periods.

Interest expense on borrowings increased to $208,000 for the three months ended March 31, 2020 compared to $24,000 for the three months ended March 31, 2019, as the average balance on borrowings increased $48.4 million from the previous year primarily as a result of the acquisition of Affinity Bank in January 2020.

Net Interest Income. Net interest income increased $2.2 million, or 72.6%, and was $5.2 million for the three months ended March 31, 2020 compared to $3.0 million for the three months ended March 31, 2019.  Our average net interest-earning assets increased by $35.5 million, or 45.6%, to $113.3 million for the three months ended March 31, 2020 from $77.9 million for the three months ended March 31, 2019, while our net interest rate spread decreased by 50 basis points to 3.58% for the three months ended March 31, 2020 from 4.08% for the three months ended March 31, 2019, reflecting a 20 basis point decrease in the yield on interest-earning assets and a 30 basis point increase in the rate paid on interest-bearing liabilities as discussed above.  Our net interest margin was 3.87% for the three months ended March 31, 2020 compared to 4.38% for the three months ended March 31, 2019.

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

After an evaluation of these factors, particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $500,000 for the three months ended March 31, 2020 and no provision for the three months ended March 31, 2019.  Our allowance for loan losses was $4.6 million at March 31, 2020 compared to $4.1 million at December 31, 2019 and $4.1 million at March 31, 2019.  The allowance for loan losses to total loans was 0.88% at March 31, 2020 compared to 1.64% at December 31, 2019 and 1.73% at March 31, 2019.  The decline in the ratio was a result of recording the Affinity Bank loan portfolio at fair value with no carryover of its allowance at the time of the merger.  The allowance for loan losses to non-performing loans was 108.07% at March 31, 2020 compared to 161.07% at December 31, 2019 and 222.4% at March 31, 2019.  We had net recoveries of $15,000 and $151,000 during the three months ended March 31, 2020 and 2019, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2020.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $157,000, or 44.1%, to $513,000 for the three months ended March 31, 2020 from $356,000 for the three months ended March 31, 2019.  This was a result of an increase in service charges on deposit accounts of $180,000 as a result of our acquisition of ABB and Affinity Bank, partially offset by decreases in Small Business Administration loan fees and other non-interest income of $5,000 and $18,000, respectively, during the three months ended March 31, 2020.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,173	$1,798	$2,375	132.1%
Deferred compensation	$63	52	11	21.2%
Occupancy	$647	478	169	35.4%
Advertising	$62	32	30	93.8%
Data processing	$644	262	382	145.8%
Other real estate owned	$—	2	(2)	(100.0)%
Net gain on sale of other real estate owned	$29	(34)	63	185.3%
Legal and accounting	$683	274	409	149.3%
Organizational dues and subscriptions	$88	80	8	10.0%
Director compensation	$49	47	2	4.3%
Federal deposit insurance premiums	$112	16	96	600.0%
Other	$531	279	252	90.3%
Total non-interest expenses	$7,081	$3,286	$3,796	115.5%

Salaries and employee benefits expense, occupancy expense, legal and accounting expense, and federal deposit insurance premiums increased due to our acquisition of ABB and Affinity Bank and related growth.  Data processing expense also increased due to the merger and subsequent integration of ABB’s and Affinity Bank’s records and IT systems.  Advertising expense increased as a result of the larger post-merger organization.  Other non-interest expense, consisting primarily of loan related expense, franchise taxes, core deposit intangible amortization and postage, increased due to the merger and included $63,000 in non-recurring, one-time merger related expenses and $48,000 in recurring core deposit intangible amortization.

Income Tax Expense. We recorded an income tax benefit of $543,000 for the three months ended March 31, 2020 compared to an income tax benefit of $19,000 for the three months ended March 31, 2019.  The increase in income was due to the net loss before taxes in the 2020 period.

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

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, we originate adjustable-rate, one-to-four-family residential real estate loans and home equity loans and lines of credit, which are originated with adjustable interest rates.

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

The table below sets forth, as of March 31, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$16,818	-17.57%
+200	18,602	-8.81%
Level	20,400	—
-200	21,471	5.25%
-400	21,035	3.11%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 8.81% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 5.25% increase in net interest income.  At March 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.20% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.45% decrease in net interest income.

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

The table below sets forth, as of March 31, 2020, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$72,597	$(18,295)	(20.13)%	11.89%	(171)
+200	82,514	(8,378)	(9.22)%	12.92%	(68)
—	90,892	—	—	13.60%	—
-200	89,636	(1,256)	(1.38)%	13.32%	(28)
-400	87,420	(3,472)	(3.82)%	13.04%	(56)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at March 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 9.22% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.38% decrease in net economic value.  At March 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 10.55% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.10% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of March 31, 2020, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended March 31, 2020.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$43,205	43,205	43,205	43,205	43,205	$48,309
Investments	5,273	6,684	8,341	11,081	17,292	21,289
Net loans	84,116	108,548	156,845	241,070	405,417	521,398
Other assets	—	—	—	—	—	53,250
Total	$132,594	158,437	208,391	295,356	465,914	$644,246

Liabilities:
Non-maturity deposits	$148,671	157,074	173,878	199,876	275,881	$340,851
Certificates of deposit	64,318	70,431	90,050	120,413	149,140	160,664
Borrowings	32,166	32,166	32,166	42,166	47,166	66,554
Other liabilities	—	—	—	—	—	3,367
Equity capital	—	—	—	—	—	72,811
Total (1)	$245,155	259,671	296,094	362,455	472,187	$644,247

Asset/liability gap	$(112,561)	(101,234)	(87,703)	(67,099)	(6,273)
Gap/assets ratio (2)	-17.47%	-15.71%	-13.61%	-10.42%	-0.97%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($642.8 million).

At March 31, 2020, our asset/liability gap from zero days to one year was negative $87.7 million, resulting in a gap/assets ratio of (13.61)%.  At March 31, 2019, our asset/liability gap from zero days to one year was negative $6.5 million, resulting in a gap/assets ratio of (2.09)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At March 31, 2020, we had a $161.5 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $53.0 million outstanding and an $8.0 letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on the unsecured lines of credit at March 31, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $3.2 million for the three months ended March 31, 2020, compared to net cash provided by operating activities of $1.0 million for the three months ended March 31, 2019.  Net cash used in investing activities was $33.0 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively.  Net cash used in investing activities typically consists primarily of disbursements for loan originations but also included $22.4 million net cash disbursed in connection with our acquisition of ABB and Affinity Bank during the three months ended March 31, 2020.  Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, was $36.3 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $393,000 for the three months ended March 31, 2019.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2020, we exceeded all of our regulatory capital requirements and are categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for March 31, 2020 and December 31, 2019 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$51,301	9.61%	$24,032	4.50%	$34,712	6.50%
Total Capital
(to Risk Weighted Assets)	$55,967	10.48%	$42,723	8.00%	$53,404	10.00%
Tier I Capital
(to Risk Weighted Assets)	$51,301	9.61%	$32,042	6.00%	$42,723	8.00%
Tier I Capital
(to Average Assets)	$51,301	8.27%	$24,800	4.00%	$31,000	5.00%

As of December 31, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$62,349	27.33%	$10,267	4.50%	$14,830	6.50%
Total Capital
(to Risk Weighted Assets)	$65,217	29.58%	$18,252	8.00%	$22,816	10.00%
Tier I Capital
(to Risk Weighted Assets)	$62,349	27.33%	$13,689	6.00%	$18,252	8.00%
Tier I Capital
(to Average Assets)	$62,349	19.67%	$12,681	4.00%	$15,863	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At March 31, 2020, we had outstanding commitments to originate loans of $52.5 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from March 31, 2020 totaled $76.7 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Charter of Community First Bancshares, Inc. (1)

3.2	Bylaws of Community First Bancshares, Inc. (2)

3.3	Amendment to Bylaws of Community First Bancshares, Inc. (3)

10.1	Amendment No. 1 to Employment Agreement by and between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt

10.2

Employment Agreement by and among Community First Bancshares, Inc., Newton Federal Bank and Robert Vickers (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K of Community First Bancshares, Inc. (SEC File No. 001-38074), filed with the SEC on April 3, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income (Loss), (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	May 14, 2020	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	May 14, 2020	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer