Form 10-Q
period 2020-06-30
Community First Bancshares, Inc.
filed 2020-08-14
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, 7,570,797 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

     June 30, 2020             December 31, 2019

	(unaudited)	(audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 and $1,523 at June 30, 2020 and December 31, 2019, respectively	$14,254	$3,965
Interest-earning deposits in other depository institutions	180,170	44,152
Cash and cash equivalents	194,424	48,117
Investment securities available-for-sale	19,387	3,818
Federal Home Loan Bank stock	2,834	278
Loans, net	635,601	247,956
Other real estate owned	1,232	140
Premises and equipment, net	8,861	8,513
Bank owned life insurance	15,112	7,462
Intangible assets	19,035	—
Accrued interest receivable and other assets	9,881	3,010
Total assets	$906,367	$319,294

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$101,205	$22,691
Interest-bearing checking	69,029	47,324
Market rate checking	117,914	33,380
Non-interest-bearing checking	171,407	29,549
Certificates of deposit	166,195	105,237
Total deposits	625,750	238,181
Federal Home Loan Bank advances	54,323	—
Paycheck Protection Program Liquidity Facility borrowings	129,230	—
Repurchase agreements and other borrowings	14,491	—
Accrued interest payable and other liabilities	5,329	3,946
Total liabilities	829,123	242,127

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,685,999 issued and 7,570,797 outstanding at June 30, 2020 and 7,671,224 issued and 7,557,848 outstanding at December 31, 2019)	78	77
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,427	33,358
Treasury stock, 113,376 shares at June 30, 2020, and December 31, 2019, at cost	(1,268)	(1,268)
Unearned ESOP shares	(2,512)	(2,571)
Retained earnings	47,343	47,562
Accumulated other comprehensive income	176	9
Total stockholders' equity	77,244	77,167
Total liabilities and stockholders' equity	$906,367	$319,294

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(In thousands)
Interest income:
Loans, including fees	$7,124	$3,549	$13,520	$6,793
Investment securities, including dividends	117	128	282	270
Interest-earning deposits	14	123	150	300
Total interest income	7,255	3,800	13,952	7,363
Interest expense:
Deposits	1,363	546	2,625	1,057
Borrowings	185	—	393	24
Total interest expense	1,548	546	3,018	1,081
Net interest income before provision for loan losses	5,707	3,254	10,934	6,282
Provision for loan losses	300	—	800	—
Net interest income after provision for loan losses	5,407	3,254	10,134	6,282
Non-interest income:
Service charges on deposit accounts	304	187	658	360
Gain on sales of investment securities available-for-sale	20	—	20	—
Other	214	152	374	335
Total non-interest income	538	339	1,052	695
Non-interest expenses:
Salaries and employee benefits	2,180	1,861	6,353	3,659
Deferred compensation	79	51	142	103
Occupancy	690	477	1,337	956
Advertising	71	35	133	67
Data processing	606	350	1,250	612
Other real estate owned	2	15	2	17
Net loss (gain) on sale of other real estate owned	—	(62)	29	(96)
Legal and accounting	282	259	965	533
Organizational dues and subscriptions	80	73	168	153
Director compensation	53	50	101	96
Federal deposit insurance premiums	140	16	253	32
Other	392	337	924	616
Total non-interest expenses	4,575	3,462	11,657	6,748
(Loss) income before income taxes	1,370	131	(471)	229
Income tax expense (benefit)	291	13	(252)	(6)
Net (loss) income	$1,079	$118	$(219)	$235
Basic and diluted (loss) earnings per share	$0.14	$0.02	$(0.03)	$0.03

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(In thousands)
Net (loss) income	$1,079	$118	$(219)	$235

Other comprehensive income:

Net unrealized gain on available-for-sale securities, net of taxes of $20, $77, $63 and $208	61	218	182	591

Reclassification adjustment for gain included in net income, net of taxes of ($5)	(15)	—	(15)	—

Total other comprehensive income	46	218	167	591

Total comprehensive (loss) income	$1,125	$336	$(52)	$826

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2019 and 2020
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
ESOP loan payment and release of ESOP shares	—	1	—	30	—	—	31
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	373	373
Net income	—	—	—	—	117	—	117
Ending balance March 31, 2019	$75	$33,079	$(1,268)	$(2,659)	$47,160	$(68)	$76,319
ESOP loan payment and release of ESOP shares	$—	$2	$—	$29	$—	$—	$31
Issuance of restricted stock awards	2	43	—	—	—	—	45
Stock-based compensation expense	—	24	—	—	—	—	24
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	218	218
Net income	—	—	—	—	118	—	118
Ending balance June 30, 2019	$77	$33,148	$(1,268)	$(2,630)	$47,278	$150	$76,755

Ending balance December 31, 2019	$77	$33,358	$(1,268)	$(2,571)	$47,562	$9	$77,167
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Stock-based compensation expense	—	(80)	—	—	—	—	(80)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	121	121
Net loss	—	—	—	—	(1,298)	—	(1,298)
Ending balance March 31, 2020	$77	$33,278	$(1,268)	$(2,541)	$46,264	$130	$75,940
ESOP loan payment and release of ESOP shares	$—	$(8)	$—	$29	$—	$—	$21
Issuance of restricted stock awards	1	16	—	—	—	—	17
Stock-based compensation expense	—	141	—	—	—	—	141
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	46	46
Net income	—	—	—	—	1,079	—	1,079
Ending balance June 30, 2020	$78	$33,427	$(1,268)	$(2,512)	$47,343	$176	$77,244

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(219)	$235
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net of effects of acquisition:
Depreciation and (accretion) amortization	(98)	435
Stock-based compensation expense	78	69
Deferred income tax	—	(17)
Provision for loan losses	800	—
ESOP expense	51	62
Net gain on sale of investment securities available-for-sale	(20)	—
Net loss (gain) on sale of other real estate owned	29	(96)
Increase in cash surrender value of bank owned life insurance	(198)	(105)
Change in:
Accrued interest receivable and other assets	(3,793)	157
Accrued interest payable and other liabilities	536	704
Net cash (used in) provided by operating activities	(2,834)	1,444
Cash flows from investing activities, net of effects of acquisition:
Purchases of investment securities available-for-sale	(4,025)	—
Purchases of premises and equipment	(137)	(220)
Proceeds from disposal of premises and equipment	21	—
Proceeds from sale of investment securities available-for-sale	1,677	—
Proceeds from paydowns of investment securities available-for-sale	3,316	1,034
Purchases of other investments	(1,108)	—
Proceeds from sales of other investments	213	302
Net change in loans	(126,246)	(16,208)
Proceeds from sales of other real estate owned	128	604
Net cash paid in business combination	(22,749)	—
Net cash used in investing activities	(148,910)	(14,488)
Cash flows from financing activities, net of effects of acquisition:
Net change in demand and savings deposits	138,438	3,902
Purchase of treasury stock	—	(600)
Proceeds from FHLB advances	40,000	—
Repayment of FHLB advances	(20,000)	(7,570)
Proceeds from holding company loan	5,000	—
Proceeds from Payroll Protection Program Liquidity Facility	129,230	—
Net change in repurchase agreements and other borrowings	5,383	—
Net cash provided by (used in) financing activities	298,051	(4,268)
Net change in cash and cash equivalents	146,307	(17,312)
Cash and cash equivalents at beginning of period	48,117	37,029
Cash and cash equivalents at end of period	$194,424	$19,717
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,761	$1,101
Vacant land transferred to other real estate owned	460	—

Fair value of assets acquired	$317,744	—
Fair value of liabilities assumed	288,732	—
Net assets acquired	29,012	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Community First Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Newton Federal Bank (the “Bank”), a federally chartered savings association, conducting banking activities in Newton County, Georgia and surrounding counties and in Cobb, Jackson and Fulton County, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services.

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year or for any other period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

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

Net earnings (loss) per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current period and the same period in the previous year.  The net income for the quarter ended June 30, 2020 was $1,079,000 and the weighted average common shares outstanding were 7,536,056.  The net income for the same quarter last year was $118,000 and the weighted average common shares outstanding were 7,525,700.  The net loss for the six months ended June 30, 2020 was $219,000 and the weighted average common shares outstanding were 7,537,319.  The net income for the six months ended June 30, 2019 was $235,000 and the weighted average common shares outstanding were 7,489,020.

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

The Bank received SBA authorization for 1,162 Payroll Protection Program loans totaling $130.2 million. In addition, the Bank has granted short-term deferrals on 842 loans that were otherwise performing of approximately $200.6 million.  Of these loans, 43 totaling $15.3 million have returned to normal performing status.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

serving Cobb County, Georgia and Fulton County, Georgia and surrounding counties, was merged with and into Newton Federal Bank. The system integration is expected to be completed in September 2020.  Affinity Bank operated one branch office in Cobb County, Georgia and one loan production office in Fulton County, Georgia.

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add shareholder value.

Under the terms of the Merger Agreement, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash, for a total paid of $40.3 million in cash with no stock issued.  Pre-existing ABB equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company paid $2.7 million reflecting the net value for the vested ABB restricted stock outstanding at the consummation of the merger.

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

The fair value of the assets acquired and liabilities assumed on January 10, 2020 was as follows:

	As recorded by	Fair Value	As recorded by
	ABB	Adjustments	CFBI
		(in thousands)

Cash, cash equivalents and securities available-for-sale	$41,561	$—	$41,561
Loans	264,176	(2,327)	261,849
Other real estate owned	790	—	790
Core deposit intangible	—	1,913	1,913
Fixed assets and other assets	11,631	—	11,631
Total assets acquired	318,158	(414)	317,744

Deposits	249,049	265	249,314
Borrowings and other liabilities	37,764	1,654	39,418
Total liabilities acquired	286,813	1,919	288,732

Excess of assets acquired over liabilities acquired	31,345	(2,333)	29,012

Purchase price			40,338
Net assets acquired			29,012
Less preferred stock redeemed			(5,891)
Net assets acquired less preferred stock			23,121
Goodwill			$17,217

The following unaudited pro forma information presents the results of operations for six months ended June 30, 2020 and 2019, as if the acquisition had occurred January 1 of each period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 30,
	2020	2019
	(In thousands except per share data)

Total revenues, net of interest expense	$12,286	$12,142
Net (loss) income	(1,279)	1,617
Diluted (loss) earnings per share	(0.17)	0.22

(3)	Investment Securities

Investment securities available-for-sale at June 30, 2020 and December 31, 2019 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
June 30, 2020	Cost	Gains	Losses	Fair Value
Government agency securities	$4,524	$5	$—	$4,529
Government agency mortgage-backed securities	11,907	391	—	12,298
Trust preferred securities	2,719	—	(159)	2,560
Total	$19,150	$396	$(159)	$19,387
December 31, 2019
Government agency securities	$501	$—	$(1)	$500
Government agency mortgage-backed securities	3,305	13	—	3,318
Total	$3,806	$13	$(1)	$3,818

There were four securities in an unrealized loss position as of June 30, 2020 for less than 12 months.  There were no securities in an unrealized loss position for 12 months or greater as of June 30, 2020.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly.  One of the securities is an agency bond that is a direct obligation of the U.S. Government.  The other three securities are trust preferred securities where the Bank performs a credit review regularly and such review has raised no concerns.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories.  (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Government agency securities
Within 1 year	$500	$502
Greater than 1 to 5 years	2,000	2,003
Greater than 5 to 10 years	—	—
Greater than 10 years	2,024	2,024
Trust preferred securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	2,219	2,135
Greater than 10 years	500	425
	7,243	7,089
Government agency mortgage-backed securities	11,907	12,298
Total	$19,150	$19,387

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

During the three and six months ended June 30, 2020, the Company sold available-for-sale securities with a book value of $1.7 million at a gain of $20,000.  There were no sales of securities available-for-sale during the three and six months ended June 30, 2019.

Securities with a carrying value of approximately $13.2 million and $3.8 million were pledged to secure public deposits and repurchase agreements at June 30, 2020 and December 31, 2019, respectively.

(4)Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at June 30, 2020 and December 31, 2019 are summarized as follows: (in thousands)

	June 30, 2020	December 31, 2019
Commercial (secured by real estate)	$171,793	$54,488
Commercial and industrial	150,341	28,613
Payroll Protection Program loans	130,233	—
Construction, land and acquisition & development	43,930	20,502
Residential mortgage 1-4 family	104,421	116,843
Consumer installment	39,870	31,644
Total	640,588	252,090
Less allowance for loan losses	(4,987)	(4,134)
Total loans, net	$635,601	$247,956

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA.  A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  In addition, with the acquisition of Affinity Bank, the Bank has become a premier lender within professional markets, with a primary focus on the dental industry in Georgia and adjoining states.  The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

Qualifying loans in the amount of $224.1 million and $115.4 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2020 and December 31, 2019, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the six months ended June 30, 2020 and 2019: (in thousands)

June 30, 2020	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated		Total
Allowance for loan losses:
Beginning balance	$1,661	$1,478	$153	$369	$466		$7	$4,134
Provision	895	(821)	149	520	53		4	800
Charge-offs	(30)	—	—	(126)	(15)		—	(171)
Recoveries	166	11	—	20	27		—	224
Ending balance	$2,692	$668	$302	$783	$531		$11	$4,987
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	$1	$—	$6	$—		$—	$9
Collectively evaluated for impairment	2,690	667	302	777	531		11	4,978
Total ending allowance	$2,692	668	302	783	531		11	4,987
Loans:
Individually evaluated for impairment	$1,685	$979	$—	$4,221	$—		$—	$6,885
Collectively evaluated for impairment	170,108	279,595	43,930	100,200	39,870		—	633,703
Total loans	$171,793	$280,574	$43,930	$104,421	$39,870		$—	$640,588

June 30, 2019
Allowance for loan losses:
Beginning balance	$1,619	$1,520	$108	$641	$127		$7	$4,022
Provision	36	(113)	37	(342)	386		(4)	—
Charge-offs	-	(26)	—	(125)	(5)		—	(156)
Recoveries	50	27	—	236	1		—	314
Ending balance	$1,705	$1,408	$145	$410	$509		$3	$4,180
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	$—	$—	$1	$—		$—	$3
Collectively evaluated for impairment	1,703	1,408	145	409	509		3	4,177
Total ending allowance	$1,705	$1,408	$145	$410	$509		$3	$4,180
Loans:
Individually evaluated for impairment	$1,899	$—	$—	$2,840	$1		$—	$4,740
Collectively evaluated for impairment	52,906	25,286	19,452	125,967	19,461		—	243,072
Total loans	$54,805	$25,286	$19,452	$128,807	$19,462	$		$247,812

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at June 30, 2020 and December 31, 2019 were as follows: (in thousands)

June 30, 2020	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$—	$—	$—	$—	$—
Commercial and industrial	395	527	—	466	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,503	2,505	—	2,583	11
Consumer installment	—	—	—	—	—
	2,898	3,032	—	3,049	11
With an allowance recorded:
Commercial (secured by real estate)	1,685	1,686	2	1,727	45
Commercial and industrial	584	584	1	292	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,718	1,719	6	1,810	50
Consumer installment	—	—	—	—	—
	3,987	3,989	9	3,829	95
Total impaired loans	$6,885	$7,021	$9	$6,878	$106

December 31, 2019
With no related allowance recorded:
Commercial (secured by real estate)	$26	$26	$—	$40	$9
Commercial and industrial	395	527	—	463	29
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,749	3,878	—	3,912	153
Consumer installment	—	—	—	—	—
	4,170	4,431	—	4,415	190
With an allowance recorded:
Commercial (secured by real estate)	1,513	1,513	1	1,539	94
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	412	412	5	405	—
Consumer installment	—	—	—	—	24
	1,925	1,925	6	1,944	118
Total impaired loans	$6,095	$6,356	$6	$6,359	$308

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2020 and December 31, 2019 by class of loans: (in thousands)

June 30, 2020	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	$—	$—	$—	$171,793	$171,793	$225
Commercial and industrial	—	—	395	395	280,179	280,574	979
Construction, land and acquisition & development	—	—	—	—	43,930	43,930	—
Residential mortgage	1,562	230	236	2,028	102,393	104,421	2,761
Consumer installment	14	31	—	45	39,825	39,870	—
Total	$1,576	$261	$631	$2,468	$638,120	$640,588	$3,965

December 31, 2019
Commercial (secured by real estate)	$114	$24	$10	$148	$54,340	$54,488	$246
Commercial and industrial	1,270	30	395	1,695	26,918	28,613	395
Construction, land and acquisition & development	—	—	—	—	20,502	20,502	—
Residential mortgage	3,087	2,040	643	5,770	111,073	116,843	1,912
Consumer installment	58	34	—	92	31,552	31,644	14
Total	$4,529	$2,128	$1,048	$7,705	$244,385	$252,090	$2,567

There were no loans past due 90 days or greater and still accruing interest as of June 30, 2020 and December 31, 2019.

There was one new troubled debt restructuring during the six months ended June 30, 2020 and no new troubled debt restructurings during the six months ended June 30, 2019. No troubled debt restructurings subsequently defaulted during the six months ended June 30, 2020 or 2019.

The Bank has allocated an allowance for loan losses of approximately $6,000 and $6,000 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2020 and December 31, 2019, respectively.

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

Doubtful.  Loans have the same weaknesses as those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  The likelihood of a loss on an asset or portion of an asset classified Doubtful is high.

Loss.  Loans considered uncollectible and of such little value that the continuance as a Bank asset is not warranted.  This does not mean that the loan has no recovery or salvage value, but rather the asset should be charged off even though partial recovery may be possible in the future.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

June 30, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$170,986	$785	$22	$—	$171,793
Commercial and industrial	279,595	—	979	—	280,574
Construction, land and acquisition & development	43,930	—	—	—	43,930
Residential mortgage	100,894	224	3,303	—	104,421
Consumer installment	39,870	—	-	—	39,870
Total	$635,275	$1,009	$4,304	$—	$640,588

December 31, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,454	$—	$34	$—	$54,488
Commercial and industrial	28,204	—	409	—	28,613
Construction, land and acquisition & development	20,502	—	—	—	20,502
Residential mortgage	110,034	229	6,580	—	116,843
Consumer installment	31,626	—	18	—	31,644
Total	$244,820	$229	$7,041	$—	$252,090

(5)	Deposits

The aggregate amounts of certificates of deposit greater than $250,000, the standard FDIC deposit insurance coverage limit per depositor, were approximately $45.0 million at June 30, 2020 and $30.2 million at December 31, 2019.

(6)	Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at June 30, 2020:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
4/7/2020	$10,000,000	$—	0.31%	8/7/2020	Fixed	None
4/7/2020	10,000,000	—	0.32%	9/8/2020	Fixed	None
5/25/2018	10,000,000	100,595	2.91%	5/25/2021	Fixed	None
5/23/2019	8,000,000	476,171	2.40%	5/23/2029	Convertible	5/23/2022
12/16/2019	5,000,000	323,343	2.37%	12/17/2029	Convertible	12/17/2021
11/29/2019	5,000,000	381,479	2.66%	11/29/2029	Convertible	11/29/2022
7/10/2019	5,000,000	41,435	2.10%	7/10/2024	Fixed	None
	$53,000,000	$1,323,023

There were no FHLB advances as of December 31, 2019.  At June 30, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $224.1 million at June 30, 2020, and by the Company’s investment in FHLB stock which totaled approximately $2.8 million at June 30, 2020.

The Company had one FHLB letter of credit of $8.0 million and $8.0 million, used to collateralize public deposits, outstanding at June 30, 2020 and December 31, 2019, respectively.

The Company borrowed $5.0 million from First National Bankers Bank during the quarter ended June 30, 2020.  The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment is due September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

During the three months ended June 30, 2020, the Bank borrowed $129.2 million from the Federal Reserve Bank of Atlanta to fund Payroll Protection Program (PPP) loans under the U.S. CARES Act (the Payroll Protection Program Liquidity Facility).  This is secured by PPP loans totaling $130.2 million made during the three months ended June 30, 2020.  These borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(7)	Employee Stock Ownership Plan

The Bank sponsors an employee stock ownership plan (“ESOP”) that covers all employees who meet certain service requirements. The Bank makes annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

In April 2017, the ESOP borrowed approximately $3.0 million payable to the Bank for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three months and six months ended June 30, 2020 and 2019 was approximately $21,000 and $31,000 and $51,000 and $62,000, respectively.  The balance of the note payable of the ESOP was approximately $2.7 million at June 30, 2020 and December 31, 2019. Because the source of the loan payments is contributions received by the ESOP from the Bank, the related note receivable is shown as a reduction of stockholders’ equity. As of June 30, 2020 and December 31, 2019, 35,400 shares had been released.

(8)	Stock-Based Compensation

In August 2018, shareholders approved the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 147,749 shares of common stock pursuant to restricted stock grants and up to 369,374 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.  Dividend yield is 0%, expected volatility is 25.40%, the risk-free interest rate is .53%, expected average life is 7.5 years and the weighted average per share fair value of options is $2.02.

Stock options of 144,000 shares with a weighted average exercise price of $7.05 were granted during the six months ended June 30, 2020.   No options were exercised and 147,749 options were forfeited during the six months ended June 30, 2020.   There are a total of 354,538 stock options outstanding as of June 30, 2020 with a weighted average exercise price of $8.86.  The weighted average remaining life of outstanding options at June 30, 2020, is 9.2 years and they have an aggregate intrinsic value of $63,000.  There are 42,108 options exercisable as of June 30, 2020 with a weighted average exercise price of $10.10.  The weighted average remaining life of exercisable options at June 30, 2020 is 8.8 years and they have no aggregate intrinsic value.

Restricted stock of 71,308 shares with a weighted average grant date value of $7.05 were granted during the six months ended June 30, 2020.  Shares totaling 15,289 of restricted stock had vested as of June 30, 2020, including 1,826 shares that were withheld for tax withholding purposes.  There were 145,923 restricted shares outstanding with a weighted average grant date fair value of $8.63 at June 30, 2020.

The Company recognized approximately $158,000 and $78,000 stock-based compensation expense during the three months and six months ended June 30, 2020, respectively, associated with its common stock awards granted to directors and officers. Options and restricted stock totaling 147,749 and 56,533 shares, respectively were forfeited during the three months ended March 31, 2020 resulting in a reversal of previously recognized stock compensation expense of approximately $152,000 as none of the forfeited options or restricted stock had vested at the time of forfeiture.  As of June 30, 2020, there was approximately $1,834,000 of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 4.5 years.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve may be required to be established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

FHLB Advances

The fair value of FHLB fixed-rate borrowings is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Repurchase Agreements, Payroll Protection Program Liquidity Facility and Other Borrowings

The carrying value of repurchase agreements and other borrowings reasonably approximates fair value.  The Payroll Protection Program Liquidity Facility funding has a fixed rate of 0.35% for all participants; thus, the carrying value approximates the estimated fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $19.4 million and $3.8 million at June 30, 2020 and December 31, 2019.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2020 and December 31, 2019 (in thousands).

June 30, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$1,232	$1,232
Impaired loans	—	—	6,876	6,876
Total assets at fair value	$—	$—	$8,108	$8,108

December 31, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$140	$140
Impaired loans	—	—	6,089	6,089
Total assets at fair value	$—	$—	$6,229	$6,229

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$194,424	$194,424	$48,117	$48,117
Investment securities
available-for-sale	19,387	19,387	3,818	3,818
FHLB stock	2,834	2,834	278	278
Loans, net	635,601	625,075	247,956	219,991
Cash surrender value of life insurance	15,112	15,112	7,462	7,462
Financial liabilities:
Deposits	625,750	628,414	238,181	239,340
FHLB advances	54,323	49,609	—	—
Repurchase agreements and other borrowings	14,491	14,491	—	—

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

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2020 and December 31, 2019 and for the three months and six months ended June 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company.  The Company’s financial performance between the 2020 and 2019 periods was generally impacted by our acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned banking subsidiary, Affinity Bank, in January 2020.  Since the assets and liabilities and results of operations of the acquired entity prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for the 2020 periods included partial period contributions from the acquisition in January 2020 of ABB as compared to no contribution from the acquisition in the 2019 periods.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in tax laws;
•	the effects of any Federal government shutdown;
•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of our IT security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;
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

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•	we may experience losses on our PPP loans due to fraud or failures with respect to SBA guarantees;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber-security risks are increased as the result of an increase in the number of employees working remotely; and
•	FDIC premiums may increase if the agency experiences additional resolution costs.

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

In determining the Day 1 Fair Values of acquired loans, which are the fair value on all acquired loans at the time of the acquisition, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at June 30, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file consolidated federal and state income tax returns.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

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

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”).  The CARES Act also established the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA.  Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.  In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•

Operating our branches under a drive-through model with appointment-only lobby service for a period of time, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.

•

Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted for loans that were current as of the loan modification program implementation date are not TDRs. The Bank received SBA authorization for 1,162 PPP loans totaling $130.2 million. In addition, the Bank has granted short-term deferrals on 842 loans that were otherwise performing of approximately $200.6 million.  Of these loans, 43 totaling $15.3 million have returned to normal performing status.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets increased $587.1 million, or 183.9%, to $906.4 million at June 30, 2020 from $319.3 million at December 31, 2019.  The increase was due primarily to increases in loans and investment securities as a result of our acquisition of ABB and Affinity Bank in January 2020, to originating PPP loans and to increases in cash equivalents resulting from the deposit of PPP loan proceeds into customers’ accounts at the Bank.

Cash and cash equivalents increased $146.3 million or 304.1%, to $194.4 million at June 30, 2020 from $48.1 million at December 31, 2019 as borrowings were obtained from the Federal Reserve Bank’s PPP Liquidity Facility to fund PPP loans; much of the loaned money remained in customers’ deposit accounts.

Loans increased $387.6 million, or 156.3%, to $635.6 million at June 30, 2020 from $248.0 million at December 31, 2019.  Commercial real estate loans increased $117.3 million, or 215.3%, to $171.8 million at June 30, 2020 from $54.5 million at December 31, 2019 and commercial and industrial loans, excluding PPP loans, increased $121.7 million, or 425.4%, to $150.3 million at June 30, 2020 from $28.6 million at December 31, 2019.  In addition, commercial and industrial loans increased as $130.2 million in PPP loans were made during the quarter ended June 30, 2020.  Construction loans increased $23.4 million, or 114.3%, to $43.9 million at June 30, 2020 from $20.5 million at December 31, 2019.  Consumer loans increased $8.2 million, or 26.0%, to $39.9 million at June 30, 2020 from $31.6 million at December 31, 2019.  These increases are primarily attributable to our acquisition of ABB and Affinity Bank in January 2020.  These increases were partially offset by a decrease in one-to-four family residential real estate loans of $12.4 million, or 10.6%, to $104.4 million at June 30, 2020 from $116.8 million at December 31, 2019, as mortgage loans continue to be refinanced at lower rates than we offer.  The acquisition of ABB and Affinity has shifted the composition of the loan portfolio toward more commercial and industrial loans and commercial real estate lending from one-to-four family mortgage lending.

Securities available-for-sale increased $15.6 million, or 407.8%, to $19.4 million at June 30, 2020 from $3.8 million at December 31, 2019, due to our acquisition of ABB and Affinity Bank in January 2020.

Total deposits increased $387.6 million, or 162.7%, to $625.8 million at June 30, 2020 from $238.2 million at December 31, 2019.  The increase included increases of $141.9 million, or 480.1%, in non-interest-bearing checking accounts, $84.5 million, or 253.2%, in market rate checking accounts, $78.5 million, or 346.0%, in savings accounts, $61.0 million, or 57.9%, in certificates of deposit, and $21.7 million, or 45.9%, in interest-bearing checking accounts.  These increases are primarily attributable to our acquisition of ABB and Affinity Bank in January 2020. In addition, many of our customers receiving PPP loans have deposited the loan proceeds in their accounts at the Bank.

We had $54.3 million of FHLB advances and $143.7 million of repurchase agreements and other borrowings at June 30, 2020, compared to no borrowings at December 31, 2019, primarily due to our acquisition of Affinity Bank in January 2020, which had both FHLB advances and repurchase agreements.  In addition, our borrowing increased due to borrowing $129.2 million from the Federal Reserve Bank to fund PPP loans.  We also borrowed $20.0 million from the FHLB in January 2020 to help fund the acquisition.   The Company borrowed $5.0 million from First National Bankers Bank during the quarter ended June 30, 2020.  The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment is due September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

Stockholders’ equity increased by $77,000 to $77.2 million at June 30, 2020 compared to $77.2 million at December 31, 2019.

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

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$494,745	$6,683	5.40%	$238,851	$3,549	5.94%
PPP loans	91,693	441	1.92%	—	—	—
Securities	18,228	93	2.06%	21,969	124	2.27%
Interest-earning deposits	58,276	14	0.10%	14,890	123	3.29%
Depreciation and (accretion) amortization	2,837	24	3.32%	290	4	5.99%
Total interest-earning assets	665,779	7,255	4.36%	276,000	3,800	5.51%
Non-interest-earning assets	61,581			28,716
Total assets	$727,360			$304,716

Interest-bearing liabilities:
Savings accounts	$87,552	280	1.28%	$25,054	8	0.12%
Interest-bearing checking accounts	63,779	69	0.43%	52,667	92	0.70%
Market rate checking accounts	108,322	276	1.02%	25,476	56	0.88%
Certificates of deposit	169,794	738	1.74%	91,794	390	1.70%
Total interest-bearing deposits	429,447	1,363	1.27%	194,991	546	1.12%
FHLB advances	54,419	168	1.23%	—	—	—
PPPLF borrowings	10,392	11	0.42%	—	—	—
Repurchase agreements and other borrowings	10,300	6	0.23%	—	—	—
Total interest-bearing liabilities	504,558	1,548	1.23%	194,991	546	1.12%
Non-interest-bearing liabilities	146,365			33,096
Total liabilities	650,923			228,087
Total stockholders' equity	76,437			76,629
Total liabilities and stockholders' equity	$727,360			$304,716
Net interest income		$5,707			$3,254
Net interest rate spread (1)			3.13%			4.39%
Net interest-earning assets (2)	$161,221			$81,009
Net interest margin (3)			3.43%			4.72%
Average interest-earning assets to interest-bearing liabilities	131.95%			141.54%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$486,021	$13,079	5.38%	$235,368	$6,793	5.77%
PPP loans	45,847	441	1.92%	—	—	—
Securities	17,987	224	2.49%	22,107	257	2.33%
Interest-earning deposits	50,705	150	0.59%	18,258	300	3.28%
Federal Home Loan Bank of Atlanta stock	2,677	58	4.33%	380	13	6.62%
Total interest-earning assets	603,237	13,952	4.63%	276,113	7,363	5.33%
Non-interest-earning assets	57,318			29,872
Total assets	$660,555			$305,986

Interest-bearing liabilities:
Savings accounts	$77,641	519	1.34%	$25,215	14	0.11%
Interest-bearing checking accounts	62,207	145	0.47%	53,640	191	0.71%
Market rate checking accounts	101,946	567	1.11%	25,269	107	0.85%
Certificates of deposit	159,911	1,394	1.74%	90,081	745	1.65%
Total interest-bearing deposits	401,705	2,625	1.31%	194,205	1,057	1.09%
FHLB advances	51,493	372	1.44%	2,575	24	1.96%
PPPLF borrowings	5,196	11	0.42%	—	—	—
Repurchase agreements and other borrowings	7,560	10	0.26%	—	—	—
Total interest-bearing liabilities	465,954	3,018	1.30%	196,780	1,081	1.10%
Non-interest-bearing liabilities	118,302			32,808
Total liabilities	584,256			229,588
Total stockholders' equity	76,299			76,398
Total liabilities and stockholders' equity	$660,555			$305,986
Net interest income		$10,934			$6,282
Net interest rate spread (1)			3.33%			4.23%
Net interest-earning assets (2)	$137,283			$79,333
Net interest margin (3)			3.63%			4.55%
Average interest-earning assets to interest-bearing liabilities	129.46%			140.32%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2020 vs. 2019			Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans excluding PPP loans	$5,269	$(2,135)	$3,134	$7,638	$(1,352)	$6,286
PPP loans	441	-	441	441	-	441
Securities	(21)	(10)	(31)	(78)	45	(33)
Interest-earning deposits	632	(741)	(109)	570	(720)	(150)
FHLB stock	34	(14)	20	59	(14)	45
Total interest-earning assets	6,355	(2,900)	3,455	8,630	(2,041)	6,589

Interest-bearing liabilities:
Savings accounts	57	215	272	81	424	505
Interest-bearing checking accounts	92	(115)	(23)	68	(114)	(46)
Market rate checking accounts	210	10	220	418	42	460
Certificates of deposit	338	10	348	607	42	649
Total interest-bearing deposits	697	120	817	1,174	394	1,568
FHLB advances	168	—	168	369	(21)	348
PPPLF borrowings	11	—	11	11	—	11
Repurchase agreements and other borrowings	6	—	6	10	—	10
Total interest-bearing liabilities	882	120	1,002	1,564	373	1,937

Change in net interest income	$5,473	$(3,020)	$2,453	$7,066	$(2,414)	$4,652

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. Net income increased $961,000 to $1.1 million for the three months ended June 30, 2020 compared to net income of $118,000 for the three months ended June 30, 2019.  The increase was due primarily to an increase in interest income on loans, due to our acquisition of ABB and Affinity Bank in January 2020, partially offset by increases in interest expense on deposits and non-interest expenses.

Interest Income. Interest income increased $3.5 million, or 90.9%, to $7.3 million for the three months ended June 30, 2020 from $3.8 million for the three months ended June 30, 2019, due to an increase in interest income on loans, as loan volume increased primarily as a result of the ABB and Affinity Bank acquisition, slightly offset by a lower interest rate environment in the 2020 period as compared to the 2019 period.

Interest income on loans increased $3.6 million, or 100.7%, to $7.1 million for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019. Our average balance of loans increased $347.6 million, or 145.6%, to $586.4 million for the three months ended June 30, 2020 from $238.9 million for the three months ended June 30, 2019.  The increase in the average balance of loans resulted primarily from our acquisition of ABB and Affinity Bank in January 2020 and to a lesser degree, the origination of PPP loans.  Our average yield on loans, not including PPP loans, decreased 54 basis points to 5.40% for the three months ended June 30, 2020 from 5.94% for the three months ended June 30, 2019, due primarily to changes in our loan portfolio composition resulting from the merger and competitive pressure on rates.

Interest income on securities (excluding FHLB stock) decreased $31,000 to $93,000 for the three months ended June 30, 2020 from $124,000 for the three months ended June 30, 2019.  The average balance of securities decreased $3.7 million, or 17.0%, to $18.2 million for the three months ended June 30, 2020 from $22.0 million for the three months ended June 30, 2019, due to the sale of most of our investment securities portfolio in 2019, offset by securities included in the acquisition of Affinity Bank in January 2020. The average yield on securities also decreased by 21 basis points, to 2.06% from 2.27%, as a result of the acquisition of Affinity Bank in January 2020.

Interest income on interest-earning deposits decreased $109,000, or 88.6%, to $14,000 for the three months ended June 30, 2020 from $123,000 for the three months ended June 30, 2019.  The decrease in interest income on interest-earning deposits was due to a

319 basis point decrease in the average yield, as interest rates dropped significantly in the 2020 period, partially offset by a $43.3 million increase in the average balance, as a result of the acquisition of Affinity Bank in January 2020.

Interest Expense. Interest expense increased $1.0 million, or 181.5%, to $1.5 million for the three months ended June 30, 2020, compared to $546,000 for the three months ended June 30, 2019, due to increases in interest expense on deposits and borrowings as volumes increased related to the Affinity Bank acquisition and higher rates on some Affinity Bank products.

Interest expense on certificates of deposit increased $348,000, or 89.2%, to $738,000 for the three months ended June 30, 2020 from $390,000 for the three months ended June 30, 2019.  The average balance of certificates of deposit increased to $170.0 million for the three months ended June 30, 2020 compared to $91.8 million for the three months ended June 30, 2019, and the average rate we paid on certificates of deposit increased four basis points to 1.74% for the three months ended June 30, 2020 from 1.70% for the three months ended June 30, 2019.  Interest expense on market rate checking accounts and savings accounts also increased $220,000, or 392.9%, and $272,000, or 3,400.0%, respectively.  These increases were due to deposits acquired in the acquisition of Affinity Bank.  These increases were partially offset by a decrease of $23,000, or 25.0%, in interest expense on interest-bearing checking accounts, which was due to a lower interest rate environment in the 2020 period as compared to the 2019 period.

Interest expense on borrowings increased to $185,000 for the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2019, as the average balance on borrowings increased to $75.1 million from zero for the same period in the prior year, primarily as a result of the acquisition of Affinity Bank in January 2020, FHLB advances used to fund the acquisition, FRB borrowings to fund PPP loans and the $5.0 million holding company loan.

Net Interest Income. Net interest income increased $2.5 million, or 75.4%, and was $5.7 million for the three months ended June 30, 2020 compared to $3.3 million for the three months ended June 30, 2019.  Our average net interest-earning assets increased by $80.2 million, or 99.0%, to $161.2 million for the three months ended June 30, 2020 from $81.0 million for the three months ended June 30, 2019, while our net interest rate spread decreased by 126 basis points to 3.13% for the three months ended June 30, 2020 from 4.39% for the three months ended June 30, 2019, reflecting a 115 basis point decrease in the yield on interest-earning assets and an 11 basis point increase in the rate paid on interest-bearing liabilities as discussed above.  Our net interest margin was 3.43% for the three months ended June 30, 2020 compared to 4.72% for the three months ended June 30, 2019.

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

After an evaluation of these factors, particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $300,000 for the three months ended June 30, 2020 as compared to no provision for the three months ended June 30, 2019.  Our allowance for loan losses was $5.0 million at June 30, 2020 compared to $4.1 million at December 31, 2019 and $4.1 million at June 30, 2019.  The allowance for loan losses to total loans was 0.78% at June 30, 2020 compared to 1.64% at December 31, 2019 and 1.69% at June 30, 2019.  The decline in the ratio was a result of recording the Affinity Bank loan portfolio at fair value with no carryover of its allowance for loan losses at the time of the merger.  The allowance for loan losses to non-performing loans was 125.78% at June 30, 2020 compared to 161.07% at December 31, 2019 and 315.7% at June 30, 2019.  We had net recoveries of $39,000 and $119,000 during the three months ended June 30, 2020 and 2019, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2020.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $199,000, or 58.7%, to $538,000 for the three months ended June 30, 2020 from $339,000 for the three months ended June 30, 2019.  This was a result of an increase in service charges on deposit accounts of $117,000 as a result of our acquisition of ABB and Affinity Bank, and other non-interest income of $62,000, also as a result of our acquisition of ABB and Affinity Bank.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,180	$1,861	$319	17.1%
Deferred compensation	79	51	28	54.9%
Occupancy	690	477	213	44.7%
Advertising	71	35	36	102.9%
Data processing	606	350	256	73.1%
Other real estate owned	2	15	(13)	(86.7)%
Net gain (loss) on sale of other real estate owned	-	(62)	62	100.0%
Legal and accounting	282	259	23	8.9%
Organizational dues and subscriptions	80	73	7	9.6%
Director compensation	53	50	3	6.0%
Federal deposit insurance premiums	140	16	124	775.0%
Other	392	337	55	16.2%
Total non-interest expenses	$4,575	$3,462	$1,113	32.1%

Salaries and employee benefits expense, occupancy expense, advertising expense, data processing expense, legal and accounting expense, federal deposit insurance premiums and other non-interest expense all increased due to our acquisition of ABB and Affinity Bank and related growth.

Income Tax Expense. We recorded income tax expense of $291,000 for the three months ended June 30, 2020 compared to income tax of $13,000 for the three months ended June 30, 2019.  The increase in income tax expense was due to the higher net income before taxes in the 2020 period.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. Net income decreased $454,000 to a net loss of $219,000 for the six months ended June 30, 2020 compared to net income of $235,000 for the six months ended June 30, 2019.  The decrease was due primarily to increases in interest expenses of $1.9 million and non-interest expense of $4.9 million and a provision for loan losses of $800,000, primarily related to our acquisition of ABB and Affinity Bank in January 2020, partially offset by increases in interest income of $6.6 million and non-interest income of $357,000.  Acquisition costs before tax were $2.8 million during the six months ended June 30, 2020.

Interest Income. Interest income increased $6.6 million, or 89.5%, to $14.0 million for the six months ended June 30, 2020 from $7.4 million for the six months ended June 30, 2019.  The increase was due to increases in interest income on loans and investment securities and increases in volumes related to the ABB and Affinity Bank acquisition, slightly offset by a lower interest rate environment between the two periods.

Interest income on loans increased $6.7 million, or 99.0%, to $13.5 million for the six months ended June 30, 2020 from $6.8 million for the six months ended June 30, 2019. Our average balance of loans increased $296.5 million, or 126.0%, to $531.9 million for the six months ended June 30, 2020 from $235.4 million for the six months ended June 30, 2019.  The increase in the average balance of loans resulted primarily from our acquisition of ABB and Affinity Bank in January 2020.  Our average yield on loans, not including PPP loans, decreased 39 basis points to 5.38% for the six months ended June 30, 2020 from 5.77% for the six months ended June 30, 2019, due primarily to changes in our loan portfolio composition from the merger and from competitive pressure on rates.

Interest income on securities (excluding FHLB stock) decreased $33,000 to $224,000 for the six months ended June 30, 2020 from $257,000 for the six months ended June 30, 2019.  The average balance of securities decreased $4.1 million, or 18.6%, to $18.0 million for the six months ended June 30, 2020 from $22.1 million for the six months ended June 30, 2019, due to the sale of most of our portfolio in 2019, offset by securities included in the acquisition of Affinity Bank in January 2020.  The average yield on securities also increased by 16 basis points, to 2.49% from 2.33%, as a result of the acquisition of Affinity Bank in January 2020.

Interest income on interest-earning deposits decreased $150,000, or 50.0%, to $150,000 for the six months ended June 30, 2020 from $300,000 for the six months ended June 30, 2019.  The decrease in interest income on interest-earning deposits was due to a 269 basis point decrease in the average yield, as interest rates dropped significantly during the six months ended June 30, 2020, partially offset by a $32.4 million increase in the average balance, as a result of the acquisition of Affinity Bank in January 2020.

Interest Expense. Interest expense increased $1.9 million, or 179.2%, to $3.0 million for the six months ended June 30, 2020, compared to $1.1 million for the six months ended June 30, 2019, due to increases in interest expense on deposits and borrowings, as volumes increased related to the Affinity Bank acquisition and higher rates on some Affinity Bank products.

Interest expense on certificates of deposit increased $649,000, or 87.1%, to $1.4 million for the six months ended June 30, 2020 from $745,000 for the six months ended June 30, 2019.  The average rate we paid on certificates of deposit increased 9 basis points to 1.74% for the six months ended June 30, 2020 from 1.65% for the six months ended June 30, 2019, and the average balance of certificates of deposit increased to $159.9 million for the six months ended June 30, 2020 compared to $90.1 million for the six months ended June 30, 2019.  Interest expense on market rate checking accounts and savings accounts also increased $460,000, or 429.9%, and $505,000, or 3,607.1%, respectively.  These increases were due to deposits acquired in the merger.  These increases were partially offset by a decrease of $46,000, or 24.1%, in interest expense on interest-bearing checking accounts, which was due to a lower interest rate environment between the two periods.

Interest expense on borrowings increased to $393,000 for the six months ended June 30, 2020 compared to $24,000 for the six months ended June 30, 2019, as the average balance on borrowings increased $61.2 million from the previous year primarily as a result of the acquisition of Affinity Bank in January 2020, FHLB advances used to fund the acquisition, FRB borrowings used to fund PPP loans and the $5.0 million loan taken by the Company.

Net Interest Income. Net interest income increased $4.7 million, or 74.1%, and was $10.9 million for the six months ended June 30, 2020 compared to $6.3 million for the six months ended June 30, 2019.  Our average net interest-earning assets increased by $58.0 million, or 73.0%, to $137.3 million for the six months ended June 30, 2020 from $79.3 million for the six months ended June 30, 2019, while our net interest rate spread decreased by 90 basis points to 3.33% for the six months ended June 30, 2020 from 4.23% for the six months ended June 30, 2019, reflecting a 70 basis point decrease in the yield on interest-earning assets, further reduced by a 20 basis point increase in the rate paid on interest-bearing liabilities.  Our net interest margin was 3.63% for the six months ended June 30, 2020 compared to 4.55% for the six months ended June 30, 2019.

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

After an evaluation of these factors, particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $800,000 for the six months ended June 30, 2020 and no provision for the six months ended June 30, 2019.  Our allowance for loan losses was $5.0 million at June 30, 2020 compared to $4.1 million at December 31, 2019 and $4.1 million at June 30, 2019.  The allowance for loan losses to total loans was 0.78% at June 30, 2020 compared to 1.64% at December 31, 2019 and 1.69% at June 30, 2019.  The decline in the ratio was a result of recording the Affinity Bank loan portfolio at fair value with no carryover of its allowance at the time of the merger.  The allowance for loan losses to non-performing loans was 125.78% at June 30, 2020 compared to 161.07% at December 31, 2019 and 315.7% at June 30, 2019.  We had net recoveries of $53,000 and $158,000 during the six months ended June 30, 2020 and 2019, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2020.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $357,000, or 51.4%, to $1.1 million for the six months ended June 30, 2020 from $695,000 for the six months ended June 30, 2019.  This was a result of an increase in service charges on deposit accounts of $298,000 as a result of our acquisition of ABB and Affinity Bank, and an increase in non-interest income of $39,000, as a result of our acquisition of ABB and Affinity Bank.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,353	$3,659	$2,694	73.6%
Deferred compensation	142	103	39	37.9%
Occupancy	1,337	956	381	39.8%
Advertising	133	67	66	98.5%
Data processing	1,250	612	638	104.0%
Other real estate owned	2	17	(15)	(88.5)%
Net loss (gain) on sale of other real estate owned	29	(96)	125	130.2%
Legal and accounting	965	533	432	81.1%
Organizational dues and subscriptions	168	153	15	9.8%
Director compensation	101	96	5	5.3%
Federal deposit insurance premiums	253	32	221	690.6%
Other	924	616	308	50.2%
Total non-interest expenses	$11,657	$6,748	$4,909	72.6%

Salaries and employee benefits expense, occupancy expense, advertising expense, data processing expense, legal and accounting expense, federal deposit insurance premiums and other non-interest expense all increased due to our acquisition of ABB and Affinity Bank and related growth.  Other non-interest expense increased primarily as a result of core deposit intangible amortization and merger-related expenses.

Income Tax Expense. We recorded an income tax benefit of $252,000 for the six months ended June 30, 2020 compared to an income tax benefit of $6,000 for the six months ended June 30, 2019.  The increase in income tax benefit was due to the net loss before taxes in the 2020 period.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	growing our volume of transaction deposit accounts;
•	increasing our investment securities portfolio, with an average maturity of less than 15 years;
•	diversifying our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of June 30, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$15,834	(24.69)%
+200	18,443	(12.27)%
Level	21,022	—
-200	22,361	6.37%
-400	21,857	3.97%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 12.27% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.37% increase in net interest income.  At June 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.32% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.64% decrease in net interest income.

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

The table below sets forth, as of June 30, 2020, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$86,699	$(11,751)	(11.94)%	9.90%	(59)
+200	93,984	(4,466)	(4.54)%	10.37%	(12)
—	98,450	—	—	10.49%	—
-200	98,389	(61)	(0.06)%	10.46%	(3)
-400	96,550	(1,900)	(1.93)%	10.28%	(21)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.54% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.06% decrease in net economic value. At June 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 10.55% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.10% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of June 30, 2020, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended June 30, 2020.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$180,171	$180,171	$180,171	$180,171	$180,171	$194,425
Investments	5,702	8,542	12,036	15,453	19,166	22,221
Net loans	77,237	111,672	202,661	364,210	524,853	635,599
Other assets	—	—	—	—	—	57,142
Total	$263,110	300,385	394,868	559,834	724,190	$909,387

Liabilities:
Non-maturity deposits	$186,123	198,303	222,661	260,895	373,300	$462,638
Certificates of deposit	70,461	83,144	102,018	127,385	156,182	166,238
Borrowings	161,407	161,407	171,407	171,407	176,407	195,730
Other liabilities	—	—	—	—	—	5,915
Equity capital	—	—	—	—	—	78,866
Total (1)	$417,991	442,854	496,086	559,687	705,889	$909,387

Asset/liability gap	$(154,881)	(142,469)	(101,218)	147	18,301
Gap/assets ratio (2)	(17.03)%	(15.67)%	(11.13)%	0.02%	2.01%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($909.4 million).

At June 30, 2020, our asset/liability gap from zero days to one year was negative $101.2 million, resulting in a gap/assets ratio of (11.13)%.  At June 30, 2019, our asset/liability gap from zero days to one year was negative $6.5 million, resulting in a gap/assets ratio of (2.09)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At June 30, 2020, we had a $243.2 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $53.0 million outstanding and an $8.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  We also have a line of $36.4 million with the Federal Reserve Bank of Atlanta Discount Window secured by $70.7 million in loans.  No amount was outstanding on the unsecured lines of credit or the Discount Window at June 30, 2020. Under the Federal Reserve Bank’s PPP Liquidity Funding program we have borrowed $129.2 million to fund PPP loans that is secured by the $129.2 amount of PPP loans.  The Company also has a revolving loan with First National Bankers Bank for $5.0 million. The loan is secured by the stock of the Company’s wholly-owned subsidiary, Newton Federal Bank. The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment is due September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $2.8 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of $1.4 million for the six months ended June 30, 2019.  Net cash used in investing activities was $148.9 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively.  Net cash used in investing activities typically consists primarily of disbursements for loan originations but also included $22.7 million net cash disbursed in connection with our acquisition of ABB and Affinity Bank during the six months ended June 30, 2020.  Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, was $298.1 million for the six months ended June 30, 2020, compared to net cash used in financing activities of $4.3 million for the six months ended June 30, 2019.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2020, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for June 30, 2020 and December 31, 2019 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$57,693	10.58%	$24,545	4.50%	$35,455	6.50%
Total Capital
(to Risk Weighted Assets)	$62,690	11.49%	$43,636	8.00%	$54,546	10.00%
Tier I Capital
(to Risk Weighted Assets)	$57,693	10.58%	$32,727	6.00%	$43,636	8.00%
Tier I Capital
(to Average Assets)	$57,693	9.31%	$24,777	4.00%	$30,971	5.00%

As of December 31, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$62,349	27.33%	$10,267	4.50%	$14,830	6.50%
Total Capital
(to Risk Weighted Assets)	$65,217	29.58%	$18,252	8.00%	$22,816	10.00%
Tier I Capital
(to Risk Weighted Assets)	$62,349	27.33%	$13,689	6.00%	$18,252	8.00%
Tier I Capital
(to Average Assets)	$62,349	19.67%	$12,681	4.00%	$15,863	5.00%
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2020, we had outstanding commitments to originate loans of $58.2 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from June 30, 2020 totaled $81.9 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	August 14, 2020	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	August 14, 2020	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer