Form 10-Q
period 2020-09-30
Community First Bancshares, Inc.
filed 2020-11-13
CIK 1691507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, 7,570,797 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Community First Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Balance Sheets

September 30, 2020             December 31, 2019

	(unaudited)	(audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 and $1,523 at September 30, 2020 and December 31, 2019, respectively	$6,243	$3,965
Interest-earning deposits in other depository institutions	173,328	44,152
Cash and cash equivalents	179,571	48,117
Investment securities available-for-sale	25,255	3,818
Other investments	2,234	278
Loans, net	624,775	247,956
Other real estate owned	1,294	140
Premises and equipment, net	8,752	8,513
Bank owned life insurance	15,212	7,462
Intangible assets	18,988	—
Accrued interest receivable and other assets	12,089	3,010
Total assets	$888,170	$319,294

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$98,251	$22,691
Interest-bearing checking	74,113	47,324
Market rate checking	125,831	33,380
Non-interest-bearing checking	175,819	29,549
Certificate of deposits	151,742	105,237
Total deposits	625,756	238,181
Federal Home Loan Bank advances	34,258	—
PPPLF borrowings	129,964	—
Repurchase agreements and other borrowings	11,410	—
Accrued interest payable and other liabilities	7,570	3,946
Total liabilities	808,958	242,127

Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,684,173 issued and 7,570,797 outstanding at September 30, 2020 and 7,671,224 issued and 7,557,848 outstanding at December 31, 2019)	77	77
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,528	33,358
Treasury stock, 113,376 shares at September 30, 2020, and December 31, 2019, at cost	(1,268)	(1,268)
Unearned ESOP shares	(2,482)	(2,571)
Retained earnings	49,213	47,562
Accumulated other comprehensive income	144	9
Total stockholders' equity	79,212	77,167
Total liabilities and stockholders' equity	$888,170	$319,294

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(In thousands)
Interest income:
Loans, including fees	$8,526	$3,671	$22,046	$10,464
Investment securities, including dividends	109	63	392	332
Interest-earning deposits	36	148	185	448
Total interest income	8,671	3,882	22,623	11,244
Interest expense:
Deposits	1,163	579	3,789	1,635
Borrowings	257	—	649	26
Total interest expense	1,420	579	4,438	1,661
Net interest income before provision for loan losses	7,251	3,303	18,185	9,583
Provision for loan losses	600	—	1,400	—
Net interest income after provision for loan losses	6,651	3,303	16,785	9,583
Non-interest income:
Service charges on deposit accounts	351	260	1,009	620
Gain on sales of investment securities available-for-sale	—	147	20	147
Other	195	128	569	463
Total non-interest income	546	535	1,598	1,230
Non-interest expenses:
Salaries and employee benefits	2,415	1,861	8,767	5,519
Deferred compensation	70	67	211	171
Occupancy	734	465	2,071	1,421
Advertising	40	37	173	104
Data processing	523	748	1,773	1,360
Other real estate owned	9	2	11	19
Net loss (gain) on sale and writedown of other real estate owned	159	(8)	188	(104)
Legal and accounting	230	505	1,196	1,037
Organizational dues and subscriptions	70	60	238	213
Director compensation	51	49	153	145
Federal deposit insurance premiums	51	16	304	48
Other	400	319	1,324	935
Total non-interest expenses	4,752	4,121	16,409	10,868
Income (loss) before income taxes	2,445	(283)	1,974	(55)
Income tax expense (benefit)	575	(87)	324	(94)
Net income (loss)	$1,870	$(196)	$1,650	$39
Basic and diluted earnings (loss) per share	$0.25	$(0.03)	$0.22	$0.01

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(In thousands)
Net income (loss)	$1,870	$(196)	$1,650	$39

Other comprehensive income (loss):

Net unrealized gain on available-for-sale securities, net of taxes of $(11), $(13), $52 and $195	(32)	(36)	150	555

Reclassification adjustment for gain included in net income, net of taxes of $0, $(38), $(5) and $(38)	—	(109)	(15)	(109)

Total other comprehensive income (loss)	(32)	(145)	135	446

Total comprehensive income (loss)	$1,838	$(341)	$1,785	$485

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2019 and 2020
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
ESOP loan payment and release of ESOP shares	—	1	—	30	—	—	31
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	373	373
Net income	—	—	—	—	117	—	117
Ending balance March 31, 2019	$75	$33,079	$(1,268)	$(2,659)	$47,160	$(68)	$76,319
ESOP loan payment and release of ESOP shares	$—	$2	$—	$29	$—	$—	$31
Issuance of restricted stock awards	2	43	—	—	—	—	45
Stock-based compensation expense	—	24	—	—	—	—	24
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	218	218
Net income	—	—	—	—	118	—	118
Ending balance June 30, 2019	$77	$33,148	$(1,268)	$(2,630)	$47,278	$150	$76,755
ESOP loan payment and release of ESOP shares	$—	$—	$—	$30	$—	$—	$30
Stock-based compensation expense	—	103	—	—	—	—	103
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	(145)	(145)
Net loss	—	—	—	—	(196)	—	(196)
Ending balance September 30, 2019	$77	$33,251	$(1,268)	$(2,600)	$47,082	$5	$76,547

Ending balance December 31, 2019	$77	$33,358	$(1,268)	$(2,571)	$47,562	$9	$77,167
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Stock-based compensation expense	—	(80)	—	—	—	—	(80)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	121	121
Net loss	—	—	—	—	(1,298)	—	(1,298)
Ending balance March 31, 2020	$77	$33,278	$(1,268)	$(2,541)	$46,264	$130	$75,940
ESOP loan payment and release of ESOP shares	$—	$(8)	$—	$29	$—	$—	$21
Issuance of restricted stock awards	1	16	—	—	—	—	17
Stock-based compensation expense	—	141	—	—	—	—	141
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	46	46
Net income	—	—	—	—	1,079	—	1,079
Ending balance June 30, 2020	$78	$33,427	$(1,268)	$(2,512)	$47,343	$176	$77,244
ESOP loan payment and release of ESOP shares	$(1)	$(9)	$—	$30	$—	$—	$20
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	(32)	(32)
Net income	—	—	—	—	1,870	—	1,870
Ending balance September 30, 2020	$77	$33,528	$(1,268)	$(2,482)	$49,213	$144	$79,212

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$1,650	$39
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of effects of acquisition:
Depreciation and (accretion) amortization	(463)	689
Stock-based compensation expense	188	173
Deferred income tax	—	(17)
Provision for loan losses	1,400	—
ESOP expense	71	91
Net gain on sale of investment securities available-for-sale	(20)	(147)
Net loss (gain) on sale and writedown of other real estate owned	188	(104)
Increase in cash surrender value of bank owned life insurance	(299)	(159)
Change in:
Accrued interest receivable and other assets	(5,989)	586
Accrued interest payable and other liabilities	2,805	(422)
Net cash (used in) provided by operating activities	(469)	729
Cash flows from investing activities, net of effects of acquisition:
Purchases of investment securities available-for-sale	(11,908)	—
Purchases of premises and equipment	(196)	(265)
Proceeds from disposal of premises and equipment	21	—
Proceeds from sale of investment securities available-for-sale	1,677	16,360
Proceeds from paydowns of investment securities available-for-sale	5,639	1,370
Proceeds from maturity of investment securities held-to-maturity	—	1,000
Purchases of other investments	(1,358)	—
Proceeds from sales of other investments	1,063	302
Net change in loans	(116,135)	(20,841)
Proceeds from sales of other real estate owned	129	612
Net cash paid in business combination	(22,749)	—
Net cash used in investing activities	(143,817)	(1,462)
Cash flows from financing activities, net of effects of acquisition:
Net change in deposits	138,474	9,875
Purchase of treasury stock	—	(600)
Proceeds from FHLB advances	45,000	—
Repayment of FHLB advances	(45,000)	(7,570)
Proceeds from holding company loan	5,000	—
Proceeds from Payroll Protection Program Liquidity Facility	129,909	—
Net change in repurchase agreements and other borrowings	2,357	—
Net cash provided by financing activities	275,740	1,705
Net change in cash and cash equivalents	131,454	972
Cash and cash equivalents at beginning of period	48,117	37,029
Cash and cash equivalents at end of period	$179,571	$38,001
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,138	$1,669
Vacant land transferred to other real estate owned	460	—
Other real estate owned acquired through foreclosure	221	140

Fair value of assets acquired	$317,744	—
Fair value of liabilities assumed	288,732	—
Net assets acquired	29,012	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of September 30, 2020 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Net earnings (loss) per share is calculated for the period that the Company’s shares of common stock were outstanding which includes the current period and the same period in the previous year.  The net income for the quarter ended September 30, 2020 was $1.9 million and the weighted average common shares outstanding were 7,570,797.  The net loss for the same quarter last year was $196,000 and the weighted average common shares outstanding were 7,557,848.  The net income for the nine months ended September 30, 2020 was $1.7 million and the weighted average common shares outstanding were 7,547,363.  The net income for the nine months ended September 30, 2019 was $39,000 and the weighted average common shares outstanding were 7,504,891.

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

The Bank received Small Business Administration (“SBA”) authorization for 1,171 Paycheck Protection Program (“PPP”) loans totaling $130.3 million. In addition, the Bank has granted short-term deferrals on 770 loans totaling $192.7 million that were otherwise performing. Of these loans, 365 totaling $72.1 million have returned to normal performing status as of September 30, 2020.  We have not granted any extensions for deferral periods.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2)	Acquisition

On January 10, 2020, the Company consummated its merger with ABB Financial Group, Inc. (“ABB”) pursuant to the Agreement and Plan of Merger by and between the Company and ABB dated August 19, 2019, (the “Merger Agreement”), whereby ABB was merged with and into the Company, and Affinity Bank, ABB’s wholly owned commercial bank subsidiary serving Cobb County, Georgia and Fulton County, Georgia and surrounding counties, was merged with and into Newton Federal Bank. System integration was completed September 18th, 2020.  Affinity Bank operated one branch office in Cobb County, Georgia and one loan production office in Fulton County, Georgia.

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

The fair value of the assets acquired and liabilities assumed on January 10, 2020 was as follows:

	As recorded by	Fair Value	As recorded by
	ABB	Adjustments	CFBI
		(in thousands)

Cash, cash equivalents and securities available-for-sale	$41,561	$—	$41,561
Loans	264,176	(2,327)	261,849
Other real estate owned	790	—	790
Core deposit intangible	—	1,913	1,913
Fixed assets and other assets	11,629	—	11,629
Total assets acquired	318,156	(414)	317,742

Deposits	249,049	265	249,314
Borrowings and other liabilities	37,764	1,654	39,418
Total liabilities acquired	286,813	1,919	288,732

Excess of assets acquired over liabilities acquired	31,343	(2,333)	29,010

Purchase price			40,338
Net assets acquired			29,010
Less preferred stock redeemed			(5,891)
Net assets acquired less preferred stock			23,119
Goodwill			$17,219

The following unaudited pro forma information presents the results of operations for nine months ended September 30, 2020 and 2019, as if the acquisition had occurred January 1 of each period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Nine Months Ended September 30,
	2020	2019
	(In thousands except per share data)

Total revenues, net of interest expense	$20,083	$18,489
Net income	591	2,223
Diluted earnings per share	0.08	0.30

(3)	Investment Securities

Investment securities available-for-sale at September 30, 2020 and December 31, 2019 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2020	Cost	Gains	Losses	Fair Value
Government agency securities	$11,889	$—	$(51)	$11,838
Government agency mortgage-backed securities	10,455	344	—	10,799
Trust preferred securities	2,717	—	(99)	2,618
Total	$25,061	$344	$(150)	$25,255
December 31, 2019
Government agency securities	$501	$—	$(1)	$500
Government agency mortgage-backed securities	3,305	13	—	3,318
Total	$3,806	$13	$(1)	$3,818

There were six securities in an unrealized loss position as of September 30, 2020 for less than 12 months.  There were no securities in an unrealized loss position for 12 months or greater as of September 30, 2020.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly.  Three of the securities are agency bonds that are direct obligation of the U.S. Government.  The other three securities are trust preferred securities where the Bank performs a credit review regularly and such review has raised no concerns.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories.  (in thousands)

	Amortized	Estimated
	Cost	Fair Value
Government agency securities
Within 1 year	$—	$—
Greater than 1 to 5 years	2,000	2,000
Greater than 5 to 10 years	—	—
Greater than 10 years	9,889	9,838
Trust preferred securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	2,217	2,193
Greater than 10 years	500	425
	14,606	14,456
Government agency mortgage-backed securities	10,455	10,799
Total	$25,061	$25,255

No securities were sold during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, the Company sold available-for-sale securities with a book value of $1.7 million at a gain of $20,000.  During the three and nine months ended September 30, 2019 the Company sold 39 available for sale securities with a book value of $16.4 million at a net gain of $147,000.

Securities with a carrying value of approximately $20.2 million and $3.8 million were pledged to secure public deposits and repurchase agreements at September 30, 2020 and December 31, 2019, respectively.

(4)Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at September 30, 2020 and December 31, 2019 are summarized as follows: (in thousands)

	September 30, 2020	December 31, 2019
Commercial (secured by real estate)	$183,398	$54,488
Commercial and industrial	147,219	28,613
Payroll Protection Program loans	130,348	—
Construction, land and acquisition & development	29,704	20,502
Residential mortgage 1-4 family	97,213	116,843
Consumer installment	42,604	31,644
Total	630,486	252,090
Less allowance for loan losses	(5,711)	(4,134)
Total loans, net	$624,775	$247,956

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area.  A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  In addition, with the acquisition of Affinity Bank, the Bank has become a premier lender within professional markets, with a primary focus on the dental industry in Georgia and adjoining states.  The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

Qualifying loans in the amount of $214.2 million and $115.4 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2020 and December 31, 2019, respectively.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the nine months ended September 30, 2020 and 2019: (in thousands)

September 30, 2020	Commercial (Secured by Real Estate)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,661	$1,478	$153	$369	$466	$7	$4,134
Provision	1,317	(839)	80	684	161	(3)	1,400
Charge-offs	(30)	—	—	(126)	(17)	—	(173)
Recoveries	207	16	—	97	30	—	350
Ending balance	$3,155	$655	$233	$1,024	$640	$4	$5,711
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	$—	$—	$10	$—	$—	$11
Collectively evaluated for impairment	3,154	655	233	1,014	640	4	5,700
Total ending allowance	$3,155	655	233	1,024	640	4	5,711
Loans:
Individually evaluated for impairment	$1,465	$979	$—	$3,564	$26	$—	$6,034
Collectively evaluated for impairment	181,933	276,588	29,704	93,649	42,578	—	624,452
Total loans	$183,398	$277,567	$29,704	$97,213	$42,604	$—	$630,486

September 30, 2019
Allowance for loan losses:
Beginning balance	$1,619	$1,520	$108	$641	$127	$7	$4,022
Provision	(193)	(150)	68	(291)	561	5	—
Charge-offs	—	(26)	—	(125)	(5)	—	(156)
Recoveries	77	28	—	236	1	—	342
Ending balance	$1,503	$1,372	$176	$461	$684	$12	$4,208
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	$—	$—	$16	$—	$—	$17
Collectively evaluated for impairment	1,502	1,372	176	445	684	12	4,191
Total ending allowance	$1,503	$1,372	$176	$461	$684	$12	$4,208
Loans:
Individually evaluated for impairment	$2,205	$—	$—	$3,430	$—	$—	$5,635
Collectively evaluated for impairment	53,030	26,609	21,912	119,398	25,749	—	246,698
Total loans	$55,235	$26,609	$21,912	$122,828	$25,749	$—	$252,333

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at September 30, 2020 and December 31, 2019 were as follows: (in thousands)

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$110	$222	$—	$117	$5
Commercial and industrial	803	936	—	669	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,238	2,238	—	2,329	10
Consumer installment	26	26	—	25	1
	3,177	3,422	—	3,140	16
With an allowance recorded:
Commercial (secured by real estate)	1,355	1,355	1	1,385	75
Commercial and industrial	176	176	—	88	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,326	1,326	10	1,416	43
Consumer installment	—	—	—	—	—
	2,857	2,857	11	2,889	118
Total impaired loans	$6,034	$6,279	$10	$6,029	$134

December 31, 2019
With no related allowance recorded:
Commercial (secured by real estate)	$26	$26	$—	$40	$9
Commercial and industrial	395	527	—	463	29
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,749	3,878	—	3,912	153
Consumer installment	—	—	—	—	—
	4,170	4,431	—	4,415	191
With an allowance recorded:
Commercial (secured by real estate)	1,513	1,513	1	1,539	94
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	412	412	5	405	—
Consumer installment	—	—	—	—	24
	1,925	1,925	6	1,944	118
Total impaired loans	$6,095	$6,356	$6	$6,359	$309

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2020 and December 31, 2019 by class of loans: (in thousands)

September 30, 2020	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$901	$—	$—	$901	$182,497	$183,398	$22
Commercial and industrial	—	1	395	396	277,171	277,567	979
Construction, land and acquisition & development	—	—	—	—	29,704	29,704	—
Residential mortgage	423	245	13	681	96,532	97,213	2,684
Consumer installment	31	1	9	41	42,563	42,604	32
Total	$1,355	$247	$417	$2,019	$628,467	$630,486	$3,717

December 31, 2019
Commercial (secured by real estate)	$114	$24	$10	$148	$54,340	$54,488	$246
Commercial and industrial	1,270	30	395	1,695	26,918	28,613	395
Construction, land and acquisition & development	—	—	—	—	20,502	20,502	—
Residential mortgage	3,087	2,040	643	5,770	111,073	116,843	1,912
Consumer installment	58	34	—	92	31,552	31,644	14
Total	$4,529	$2,128	$1,048	$7,705	$244,385	$252,090	$2,567

There were no loans past due 90 days or greater and still accruing interest as of September 30, 2020 and December 31, 2019.

There was one new troubled debt restructuring during the nine months ended September 30, 2020 and no new troubled debt restructurings during the nine months ended September 30, 2019. No troubled debt restructurings subsequently defaulted during the nine months ended September 30, 2020 or 2019.

The Bank has allocated an allowance for loan losses of approximately $10,000 and $6,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2020 and December 31, 2019, respectively.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

September 30, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$182,589	$785	$24	$—	$183,398
Commercial and industrial	276,984	—	583	—	277,567
Construction, land and acquisition & development	29,482	222	—	—	29,704
Residential mortgage	93,076	62	4,075	—	97,213
Consumer installment	42,572	—	32	—	42,604
Total	$624,703	$1,069	$4,714	$—	$630,486

December 31, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,454	$—	$34	$—	$54,488
Commercial and industrial	28,204	—	409	—	28,613
Construction, land and acquisition & development	20,502	—	—	—	20,502
Residential mortgage	110,034	229	6,580	—	116,843
Consumer installment	31,626	—	18	—	31,644
Total	$244,820	$229	$7,041	$—	$252,090

(5)	Deposits

The aggregate amounts of certificates of deposit greater than $250,000, the standard FDIC deposit insurance coverage limit per depositor, were approximately $33.4 million at September 30, 2020 and $30.2 million at December 31, 2019.

(6)	Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at September 30, 2020:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
5/25/2018	10,000,000	70,417	2.91%	5/25/2021	Fixed	None
5/23/2019	8,000,000	462,694	2.40%	5/23/2029	Convertible	5/23/2022
12/16/2019	5,000,000	314,759	2.37%	12/17/2029	Convertible	12/17/2021
11/29/2019	5,000,000	371,352	2.66%	11/29/2029	Convertible	11/29/2022
7/10/2019	5,000,000	38,845	2.10%	7/10/2024	Fixed	None
	$33,000,000	$1,258,067

There were no FHLB advances as of December 31, 2019.  At September 30, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $214.2 million at September 30, 2020, and by the Company’s investment in FHLB stock which totaled approximately $2.0 million at September 30, 2020.

The Company had one FHLB letter of credit of $8.0 million, used to collateralize public deposits, outstanding at September 30, 2020 and December 31, 2019.

The Company borrowed $5.0 million from First National Bankers Bank during the nine months ended September 30, 2020.  The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment was due September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

During the nine months ended September 30, 2020, the Bank borrowed $129.9 million from the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility).  This is secured by PPP loans totaling $130.3 million made during the nine months ended September 30, 2020.  These borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan.

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

In April 2017, the ESOP borrowed approximately $3.0 million payable to the Bank for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. Total ESOP expense for the three months and nine months ended September 30, 2020 and 2019 was approximately $20,000 and $30,000 and $71,000 and $92,000, respectively.  The balance of the note payable of the ESOP was approximately $2.6 million at September 30, 2020 and December 31, 2019. Because the source of the loan payments is contributions received by the ESOP from the Bank, the related note receivable is shown as a reduction of stockholders’ equity. As of September 30, 2020 and December 31, 2019, 35,400 shares had been released.

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Stock options of 144,000 shares with a weighted average exercise price of $7.05 were granted during the nine months ended September 30, 2020.   No options were exercised and 147,749 options were forfeited during the nine months ended September 30, 2020.   There are a total of 354,538 stock options outstanding as of September 30, 2020 with a weighted average exercise price of $8.86.  The weighted average remaining life of outstanding options at September 30, 2020, is 8.9 years and they have an aggregate intrinsic value of $16,000.  There are 42,108 options exercisable as of September 30, 2020 with a weighted average exercise price of $10.10.  The weighted average remaining life of exercisable options at September 30, 2020 is 8.5 years and they have no aggregate intrinsic value.

Restricted stock of 71,308 shares with a weighted average grant date value of $7.05 were granted during the nine months ended September 30, 2020.  Shares totaling 15,289 of restricted stock had vested as of September 30, 2020, including 1,826 shares that were withheld for tax withholding purposes.  There were 145,923 restricted shares outstanding with a weighted average grant date fair value of $8.63 at September 30, 2020.

The Company recognized approximately $110,000 and $188,000 stock-based compensation expense during the three months and nine months ended September 30, 2020, respectively, associated with its common stock awards granted to directors and officers. Options and restricted stock totaling 147,749 and 56,533 shares, respectively were forfeited during the three months ended March 31, 2020 resulting in a reversal of previously recognized stock compensation expense of approximately $152,000 as none of the forfeited options or restricted stock had vested at the time of forfeiture.  As of September 30, 2020, there was approximately $1,724,000 of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 4.2 years.

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

COMMUNITY FIRST BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Other Investments

The carrying value of other investments includes FHLB stock and FNBB stock and approximates fair value.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $25.3 million and $3.8 million at September 30, 2020 and December 31, 2019.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2020 and December 31, 2019 (in thousands).

September 30, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$1,294	$1,294
Impaired loans	—	—	6,024	6,024
Total assets at fair value	$—	$—	$7,318	$7,318

December 31, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$140	$140
Impaired loans	—	—	6,089	6,089
Total assets at fair value	$—	$—	$6,229	$6,229

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$179,571	$179,571	$48,117	$48,117
Investment securities
available-for-sale	25,255	25,255	3,818	3,818
Other Investments	2,234	2,234	278	278
Loans, net	624,775	605,141	247,956	219,991
Cash surrender value of life insurance	15,212	15,212	7,462	7,462
Financial liabilities:
Deposits	625,756	628,567	238,181	239,340
FHLB advances	34,258	34,258	—	—
PPPLF Borrowings	129,964	129,964	—	—
Repurchase agreements and other borrowings	11,410	11,410	—	—

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

(10)	Plan of Conversion

On September 8, 2020, the Boards of Directors of Community First Bancshares, MHC, the Company and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, Community First Bancshares, MHC will convert from the mutual holding company form of organization to the fully public form. Community First Bancshares, MHC will be merged into the Company, and Community First Bancshares, MHC will no longer exist. The Company will then merge into a new Maryland corporation named Affinity Bancshares, Inc. As part of the conversion, Community First Bancshares, MHC’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of the new Maryland corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to Community First Bancshares, MHC’s ownership interest in the equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of Community First Bancshares, MHC as of the date of the latest statement of financial condition of Community First Bancshares, MHC prior to the consummation of the conversion (excluding its ownership of the Company). The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.

The Securities and Exchange Commission declared the new Maryland corporation’s Registration Statement effective November 10, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2020 and December 31, 2019 and for the three months and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company.  The Company’s financial performance between the 2020 and 2019 periods was generally impacted by our acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned banking subsidiary, Affinity Bank, in January 2020.  Since the assets and liabilities and results of operations of the acquired entity prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for the 2020 periods included partial period contributions from the acquisition in January 2020 of ABB as compared to no contribution from the acquisition in the 2019 periods.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at September 30, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

To address the economic impact in the United States, the CARES Act was signed into law on March 27, 2020.  The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”).  The CARES Act also established the PPP through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA.  Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.  In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures include:

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

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., nine months or less) granted for loans that were current as of the loan modification program implementation date are not TDRs.  The Bank received SBA authorization for 1,171 PPP loans totaling $130.3 million. In addition, the Bank has granted short-term deferrals on 770 loans totaling $192.7 million that were otherwise performing (including $100.8 million of dental practice loans).  Of these loans, 365 totaling $72.1 million have returned to normal performing status as of September 30, 2020.  We have not granted any extensions for deferral periods.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets increased $568.9 million, or 178.2%, to $888.2 million at September 30, 2020 from $319.3 million at December 31, 2019.  The increase was due primarily to increases in loans and investment securities as a result of our acquisition of ABB Financial and Affinity Bank in January 2020, originating PPP loans and increases in cash equivalents resulting from the deposit of PPP loan proceeds into customers’ accounts at Newton Federal Bank.  We expect our assets to decrease as customers withdraw the cash proceeds from PPP loans, and as PPP loans are forgiven by the Small Business Administration.  Such loan forgiveness will also result in our repaying the related Federal Reserve Bank PPP Liquidity Facility loans we obtained to fund the PPP loans.

Cash and cash equivalents increased $131.5 million, or 273.2%, to $179.6 million at September 30, 2020 from $48.1 million at December 31, 2019 as borrowings were obtained from the Federal Reserve Bank’s PPP Liquidity Facility to fund PPP loans.  As of September 30, 2020, much of the PPP loan proceeds remained in customers’ deposit accounts.

Gross loans increased $378.4 million, or 150.1%, to $630.5 million at September 30, 2020 from $252.1 million at December 31, 2019.  Commercial real estate loans increased $128.9 million, or 236.6%, to $183.4 million at September 30, 2020 from $54.5 million at December 31, 2019 and commercial and industrial loans, excluding PPP loans, increased $119.0 million, or 414.5%, to $147.2 million at September 30, 2020 from $28.6 million at December 31, 2019.  In addition, commercial and industrial loans increased as $130.2 million in PPP loans were originated during the quarter ended June 30, 2020.  Construction loans increased $9.2 million, or 44.9%, to $29.7 million at September 30, 2020 from $20.5 million at December 31, 2019.  Consumer loans increased $10.9 million, or 34.6%, to $42.6 million at September 30, 2020 from $31.6 million at December 31, 2019.  These increases are primarily attributable to our acquisition of ABB Financial and Affinity Bank in January 2020.  These increases were partially offset by a decrease in one- to four-family residential real estate loans of $19.6 million, or 16.8%, to $97.2 million at September 30, 2020 from $116.8 million at December 31, 2019, as mortgage loans continue to be refinanced elsewhere at lower rates than we offer.  The acquisition of ABB Financial and Affinity Bank has shifted the composition of the loan portfolio towards increased commercial and industrial lending and commercial real estate lending from one- to four-family mortgage lending.

As of September 30, 2020, we had granted short-term payment deferrals on 770 loans, totaling approximately $192.7 million (including $100.8 million of dental practice loans), that were otherwise performing. As of September 30, 2020, 365 of these loans, totaling $72.1 million, have returned to normal payment status.  We have not granted any extensions for deferral periods.

Securities available-for-sale increased $21.4 million to $25.3 million at September 30, 2020 from $3.8 million at December 31, 2019, due to our acquisition of ABB Financial and Affinity Bank in January 2020.

Total deposits increased $387.6 million, or 162.7%, to $625.8 million at September 30, 2020 from $238.2 million at December 31, 2019.  The increase included increases of $146.3 million, or 495.0%, in non-interest-bearing checking accounts, $92.5 million, or 276.9%, in market rate checking accounts, $75.6 million, or 333.0%, in savings accounts, $46.5 million, or 44.2%, in certificates of deposit, and $26.8 million, or 56.6%, in interest-bearing checking accounts.  These increases are primarily attributable to our acquisition of ABB Financial and Affinity Bank in January 2020.  In addition, many of our customers receiving PPP loans have deposited the loan proceeds in their accounts at Newton Federal Bank.

We had $34.3 million of Federal Home Loan Bank advances and $141.4 million of repurchase agreements and other borrowings at September 30, 2020 (including $129.9 million of Federal Reserve Bank PPP Liquidity Facility funds), compared to no borrowings at December 31, 2019, primarily due to our acquisition of ABB Financial and Affinity Bank in January 2020, which had both Federal Home Loan Bank advances and repurchase agreements.  In addition, our borrowings increased due to borrowing $129.9 million from the Federal Reserve Bank’s PPP Liquidity Facility to fund PPP loans.  We also borrowed $20.0 million from the Federal Home Loan Bank in January 2020 to help fund the acquisition.  Community First borrowed $5.0 million from First National Bankers Bank during the quarter ended June 30, 2020.  The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment was paid as of September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

Stockholders’ equity increased by $2.1 million, or 2.7%, to $79.2 million at September 30, 2020 compared to $77.2 million at December 31, 2019.  The increase was due primarily to net income of $1.6 million recognized during the nine months ended September 30, 2020.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$500,616	$6,418	5.13%	$244,329	$3,671	6.01%
PPP loans	130,352	2,108	6.47%	—	—	—
Securities	20,619	80	1.55%	13,514	59	1.72%
Interest-earning deposits	107,029	36	0.13%	21,657	148	2.74%
Other investments	2,722	29	4.26%	278	4	6.39%
Total interest-earning assets	761,338	8,671	4.56%	279,778	3,882	5.55%
Non-interest-earning assets	67,455			30,999
Total assets	$828,793			$310,777

Interest-bearing liabilities:
Savings accounts	$100,335	206	0.82%	$24,414	8	0.13%
Interest-bearing checking accounts	71,374	69	0.38%	45,837	83	0.73%
Market rate checking accounts	121,118	227	0.75%	27,821	71	1.03%
Certificates of deposit	157,911	661	1.68%	93,155	417	1.78%
Total interest-bearing deposits	450,738	1,163	1.03%	191,227	579	1.21%
FHLB advances	46,362	159	1.37%	—	—	—
PPPLF borrowings	59,118	52	0.35%	—	—	—
Repurchase agreements and other borrowings	10,717	46	1.72%	—	—	—
Total interest-bearing liabilities	566,935	1,420	1.00%	191,227	579	1.21%
Non-interest-bearing liabilities	183,275			42,715
Total liabilities	750,210			233,942
Total stockholders' equity	78,583			76,835
Total liabilities and stockholders' equity	$828,793			$310,777
Net interest income		$7,251			$3,303
Net interest rate spread (1)			3.56%			4.34%
Net interest-earning assets (2)	$194,403			$88,551
Net interest margin (3)			3.81%			4.72%
Average interest-earning assets to interest-bearing liabilities	134.29%			146.31%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$497,271	$19,497	5.23%	$238,298	$10,464	5.85%
PPP loans	67,871	2,549	5.01%	—	—	—
Securities	18,871	304	2.15%	18,855	315	2.23%
Interest-earning deposits	69,617	185	0.35%	18,936	448	3.15%
Other investments	2,692	88	4.36%	346	17	6.55%
Total interest-earning assets	656,322	22,623	4.60%	276,435	11,244	5.42%
Non-interest-earning assets	60,721			30,322
Total assets	$717,043			$306,757

Interest-bearing liabilities:
Savings accounts	$85,261	725	1.13%	$24,968	23	0.12%
Interest-bearing checking accounts	65,285	214	0.44%	52,356	274	0.70%
Market rate checking accounts	108,383	794	0.98%	26,027	179	0.92%
Certificates of deposit	159,240	2,056	1.72%	91,063	1,159	1.70%
Total interest-bearing deposits	418,169	3,790	1.21%	194,414	1,635	1.12%
Other Investments	49,770	531	1.42%	1,717	26	2.02%
PPPLF borrowings	24,255	63	0.35%	—	—	—
Repurchase agreements and other borrowings	8,054	55	0.92%	—	—	—
Total interest-bearing liabilities	500,248	4,439	1.18%	196,131	1,661	1.13%
Non-interest-bearing liabilities	139,728			34,126
Total liabilities	639,977			230,257
Total stockholders' equity	77,066			76,500
Total liabilities and stockholders' equity	$717,042			$306,757
Net interest income		$18,184			$9,583
Net interest rate spread (1)			3.42%			4.29%
Net interest-earning assets (2)	$156,074			$80,304
Net interest margin (3)			3.69%			4.62%
Average interest-earning assets to interest-bearing liabilities	131.20%			140.94%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2020 vs. 2019			Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans excluding PPP loans	$6,194	$(3,447)	$2,747	$10,944	$(1,911)	$9,033
PPP loans	2,108	—	2,108	2,549	—	2,549
Securities	57	(36)	21	—	(11)	(11)
Interest-earning deposits	818	(930)	(112)	598	(861)	(263)
Other investments	35	(10)	25	82	(11)	71
Total interest-earning assets	9,212	(4,423)	4,789	14,173	(2,794)	11,379

Interest-bearing liabilities:
Savings accounts	75	123	198	156	546	702
Interest-bearing checking accounts	162	(176)	(14)	84	(144)	(60)
Market rate checking accounts	287	(131)	156	602	13	615
Certificates of deposit	410	(166)	244	881	16	897
Total interest-bearing deposits	934	(350)	584	1,723	431	2,154
FHLB advances	159	—	159	520	(15)	505
PPPLF borrowings	52	—	52	63	—	63
Repurchase agreements and other borrowings	46	—	46	55	—	55
Total interest-bearing liabilities	1,191	(350)	841	2,361	416	2,777

Change in net interest income	$8,021	$(4,073)	$3,948	$11,812	$(3,210)	$8,602

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income increased $2.1 million to $1.9 million for the three months ended September 30, 2020 compared to a net loss of $196,000 for the three months ended September 30, 2019.  The increase was due primarily to an increase in interest income on loans, due to our acquisition of ABB and Affinity Bank in January 2020, partially offset by increases in interest expense on deposits and non-interest expenses.

Interest Income. Interest income increased $4.8 million, or 123.4%, to $8.7 million for the three months ended September 30, 2020 from $3.9 million for the three months ended September 30, 2019, due primarily to an increase in interest income on loans, as the average loan balance increased primarily as a result of the ABB Financial and Affinity Bank acquisition, partially offset by a lower interest rate environment in the 2020 period as compared to the 2019 period.

Interest income on loans, including $2.1 million of interest income on PPP loans, increased $4.9 million, or 132.3%, to $8.5 million for the three months ended September 30, 2020 from $3.7 million for the three months ended September 30, 2019. Our average balance of loans, including PPP loans, increased $386.6 million, or 158.2%, to $630.9 million for the three months ended September 30, 2020 from $244.3 million for the three months ended September 30, 2019.  The increase in the average balance of loans resulted primarily from our acquisition of ABB Financial and Affinity Bank in January 2020 and to a lesser degree, the origination of PPP loans.  Our average yield on loans, not including PPP loans, decreased 88 basis points to 5.13% for the three months ended September 30, 2020 from 6.01% for the three months ended September 30, 2019, due primarily to a decrease in market interest rates.

Interest income on securities (excluding other investments) increased $21,000, or 35.6%, to $80,000 for the three months ended September 30, 2020 from $59,000 for the three months ended September 30, 2020.  The average balance of securities increased $7.1 million, or 52.6%, to $20.6 million for the three months ended September 30, 2020 from $13.5 million for the three months ended September 30, 2019, due to securities included in the acquisition of ABB Financial and Affinity Bank in January 2020.  The average yield on securities decreased by 17 basis points, to 1.55% from 1.72%, as a result of continued decreases in market interest rates.

Interest income on interest-earning deposits decreased $112,000, or 75.7%, to $36,000 for the three months ended September 30, 2020 from $148,000 for the three months ended September 30, 2019.  The decrease in interest income on interest-earning deposits was due to a 261 basis point decrease in the weighted average yield, as interest rates dropped significantly in the 2020 period, partially offset by an $85.4 million increase in the average balance to $107.0 million, as a result of the acquisition of ABB Financial and Affinity Bank in January 2020.

Interest Expense. Interest expense increased $841,000, or 145.3%, to $1.4 million for the three months ended September 30, 2020, compared to $579,000 for the three months ended September 30, 2019, due to increases in interest expense on deposits and borrowings as the average balances of deposits and borrowings increased primarily due to the ABB Financial and Affinity Bank acquisition combined with the effect of the higher rates paid on some Affinity Bank deposit products.

Interest expense on certificates of deposit increased $244,000, or 58.5%, to $662,000 for the three months ended September 30, 2020 from $417,000 for the three months ended September 30, 2019.  The average balance of certificates of deposit increased to $157.9 million for the three months ended September 30, 2020 compared to $93.2 million for the three months ended September 30, 2019, while the average rate we paid on certificates of deposit decreased 10 basis points to 1.68% for the three months ended September 30, 2020 from 1.78% for the three months ended September 30, 2019.  Interest expense on market rate checking accounts increased $156,000, or 219.7%, while interest expense on savings accounts increased to $206,000 from $8,000.  All of these increases were primarily due to deposits assumed in the acquisition of ABB Financial and Affinity Bank.  These increases were partially offset by a decrease of $14,000, or 16.9%, in interest expense on interest-bearing checking accounts, which was due to a lower interest rate environment in the 2020 period as compared to the 2019 period.

Interest expense on borrowings increased to $257,000 for the three months ended September 30, 2020 compared to $0 for the three months ended September 30, 2019, as the average balance on borrowings increased to $116.2 million from zero for the same period in the prior year, primarily as a result of the acquisition of ABB Financial and Affinity Bank in January 2020, Federal Home Loan Bank advances used to fund the acquisition, Federal Reserve Bank borrowings to fund PPP loans and the $5.0 million loan to Community First.

Net Interest Income. Net interest income increased $3.9 million, or 119.5%, and was $7.3 million for the three months ended September 30, 2020 compared to $3.3 million for the three months ended September 30, 2019.  Our average net interest-earning assets increased by $105.9 million, or 119.5%, to $194.4 million for the three months ended September 30, 2020 from $88.6 million for the three months ended September 30, 2019, while our net interest rate spread decreased by 78 basis points to 3.56% for the three months ended September 30, 2020 from 4.34% for the three months ended September 30, 2019, reflecting a 99 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 21 basis point decrease in the rate paid on interest-bearing liabilities as discussed above.  Our net interest margin was 3.81% for the three months ended September 30, 2020 compared to 4.72% for the three months ended September 30, 2019.

Provision for Loan Losses.  Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $600,000 for the three months ended September 30, 2020 as compared to no provision for the three months ended September 30, 2019.  Our allowance for loan losses was $5.7 million at September 30, 2020 compared to $4.1 million at December 31, 2019 and $4.2 million at September 30, 2019.  The allowance for loan losses to total loans was 0.91% at September 30, 2020 compared to 1.64% at December 31, 2019 and 1.67% at September 30, 2019.  The decline in the ratio was a result of recording the Affinity Bank acquired loan portfolio at fair value with no carryover of its allowance for loan losses at the time of the merger.  The allowance for loan losses to non-performing loans was 153.65% at September 30, 2020 compared to 161.07% at December 31, 2019 and 192.59% at September 30, 2019.  We had net recoveries of $124,000 and $28,000 during the three months ended September 30, 2020 and 2019, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2020.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $11,000, or 2.0%, to $546,000 for the three months ended September 30, 2020 from $535,000 for the three months ended September 30, 2019.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,415	$1,861	$554	29.7%
Deferred compensation	70	67	3	4.5%
Occupancy	734	465	269	57.8%
Advertising	40	37	3	8.1%
Data processing	523	748	(225)	(30.1)%
Other real estate owned	9	2	7	350.0%
Net gain (loss) on sale of other real estate owned	159	(8)	167	2087.5%
Legal and accounting	230	505	(275)	(54.5)%
Organizational dues and subscriptions	70	60	10	16.7%
Director compensation	51	49	2	4.1%
Federal deposit insurance premiums	51	16	35	218.8%
Other	400	319	81	25.3%
Total non-interest expenses	$4,752	$4,121	$631	15.3%

Salaries and employee benefits expense, occupancy expense, advertising expense, federal deposit insurance premiums and other non-interest expense all increased due to our acquisition of ABB Financial and Affinity Bank and the related growth.  Data processing expense decreased due to prior expenditures in connection with our planned core data conversion, while legal and accounting expense decreased due to prior expenses related to our acquisition of ABB Financial and Affinity Bank.

Income Tax Expense. We recorded income tax expense of $575,000 for the three months ended September 30, 2020 compared to an income tax benefit of $87,000 for the three months ended September 30, 2019.  The increase in income tax expense was due to net income before taxes in the 2020 period as compared to a net loss for the comparable 2019 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General. Net income increased $1.6 million to $1.7 million for the nine months ended September 30, 2020 compared to $39,000 for the nine months ended September 30, 2019.  The increase was due primarily to an increase in interest income of $11.4 million, partially offset by increases in interest expense of $2.8 million and non-interest expenses of $5.5 million, primarily related to our acquisition of ABB Financial and Affinity Bank in January 2020, and a provision for loan losses of $1.4 million.  Merger-related expenses before taxes, including employee severance payments, legal and professional fees and deconversion costs, were $2.8 million during the nine months ended September 30, 2020.

Interest Income. Interest income increased $11.4 million, or 101.2%, to $22.6 million for the nine months ended September 30, 2020 from $11.2 million for the nine months ended September 30, 2019.  The increase was due primarily to an increase in interest income on loans and increases in the weighted average balance of loans related to the ABB Financial and Affinity Bank acquisition, partially offset by a lower interest rate environment in the 2020 period compared to the 2019 period.

Interest income on loans, including $2.5 million of interest income on PPP loans, increased $11.5 million, or 110.7%, to $22.0 million for the nine months ended September 30, 2020 from $10.5 million for the nine months ended September 30, 2019. Our average balance of loans, including PPP loans, increased $326.9 million, or 137.2%, to $565.2 million for the nine months ended September 30, 2020 from $238.3 million for the nine months ended September 30, 2019.  The increase in the average balance of loans resulted primarily from our acquisition of ABB Financial and Affinity Bank in January 2020.  Our average yield on loans, not including PPP loans, decreased 62 basis points to 5.23% for the nine months ended September 30, 2020 from 5.85% for the nine months ended September 30, 2019, due primarily to changes in our loan portfolio composition resulting from the merger combined with competitive pressure on rates.

Interest income on interest-earning deposits decreased $263,000, or 58.7%, to $185,000 for the nine months ended September 30, 2020 from $448,000 for the nine months ended September 30, 2019.  The decrease in interest income on interest-earning deposits was due to a 280 basis point decrease in the average yield, as interest rates dropped significantly during the nine months ended September 30, 2020, partially offset by a $50.7 million increase in the average balance, as a result of the acquisition of ABB Financial and Affinity Bank in January 2020.

Interest Expense. Interest expense increased $2.7 million, or 167.2%, to $4.4 million for the nine months ended September 30, 2020, compared to $1.7 million for the nine months ended September 30, 2019, due to increases in interest expense on deposits and borrowings, as average balances increased related to the ABB Financial and Affinity Bank acquisition as well as higher rates paid on some Affinity Bank deposit products.

Interest expense on certificates of deposit increased $897,000, or 77.3%, to $2.1 million for the nine months ended September 30, 2020 from $1.2 million for the nine months ended September 30, 2019.  The average balance of certificates of deposit increased to $159.2 million for the nine months ended September 30, 2020 compared to $91.1 million for the nine months ended September 30, 2019, and the average rate we paid on certificates of deposit increased two basis points to 1.72% for the nine months ended September 30, 2020 from 1.70% for the nine months ended September 30, 2019.  Interest expense on market rate checking accounts increased $615,000, or 343.6%, while interest expense on savings accounts increased to $725,000 from $23,000.  These increases were due to deposits acquired in the merger.  These increases were partially offset by a decrease of $60,000, or 21.9%, in interest expense on interest-bearing checking accounts, which was due to a lower interest rate environment in the 2020 period compared to the 2019 period.

Interest expense on borrowings increased to $649,000 for the nine months ended September 30, 2020 compared to $26,000 for the nine months ended September 30, 2019, as the average balance of borrowings increased to $82.0 million from $1.7 million for the same period in the previous year primarily as a result of the acquisition of Affinity Bank in January 2020, Federal Home Loan Bank advances used to fund the acquisition, Federal Reserve Bank borrowings used to fund PPP loans and the $5.0 million loan to Community First.

Net Interest Income. Net interest income increased $8.6 million, or 89.8%, and was $18.2 million for the nine months ended September 30, 2020 compared to $9.6 million for the nine months ended September 30, 2019.  Our average net interest-earning assets increased by $75.8 million, or 94.4%, to $156.1 million for the nine months ended September 30, 2020 from $80.3 million for the nine months ended September 30, 2019, while our net interest rate spread decreased by 87 basis points to 3.42% for the nine months ended September 30, 2020 from 4.29% for the nine months ended September 30, 2019, reflecting an 82 basis point decrease in the weighted average yield on interest-earning assets, further reduced by a five basis point increase in the weighted average rate paid on interest-bearing liabilities.  Our net interest margin was 3.69% for the nine months ended September 30, 2020 compared to 4.62% for the nine months ended September 30, 2019.

Provision for Loan Losses.  Particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $1.4 million for the nine months ended September 30, 2020 as compared to no provision for the nine months ended September 30, 2019.  We had net recoveries of $177,000 and $186,000 during the nine months ended September 30, 2020 and 2019, respectively.

Non-interest Income. Non-interest income increased $368,000, or 29.9%, to $1.6 million for the nine months ended September 30, 2020 from $1.2 million for the nine months ended September 30, 2019.  This was a result of an increase in service charges on deposit accounts of $389,000, or 62.7%, as a result of our acquisition of ABB Financial and Affinity Bank.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,767	$5,519	$3,248	58.9%
Deferred compensation	211	171	40	23.4%
Occupancy	2,071	1,421	650	45.7%
Advertising	173	104	69	66.3%
Data processing	1,773	1,360	413	30.4%
Other real estate owned	11	19	(8)	(42.1)%
Net loss (gain) on sale of other real estate owned	188	(104)	292	280.8%
Legal and accounting	1,196	1,037	159	15.3%
Organizational dues and subscriptions	238	213	25	11.8%
Director compensation	153	145	8	5.5%
Federal deposit insurance premiums	304	48	256	533.3%
Other	1,324	935	389	41.6%
Total non-interest expenses	$16,409	$10,868	$5,541	51.0%

Salaries and employee benefits expense, occupancy expense, advertising expense, data processing expense, legal and accounting expense, federal deposit insurance premiums and other non-interest expense all increased due to our acquisition of ABB Financial and Affinity Bank and the related growth.  Other non-interest expense increased primarily as a result of core deposit intangible amortization and merger-related expenses.  Total merger-related expenses for the nine months ended September 30, 2020 were $2.8 million, compared to $332,000 of such expenses for the nine months ended September 30, 2019.

Income Tax Expense. We recorded income tax expense of $324,000 for the nine months ended September 30, 2020 compared to an income tax benefit of $94,000 for the nine months ended September 30, 2019.  The increase in income tax expense was due to the increase in net income before taxes in the 2020 period.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	growing our volume of transaction deposit accounts;
•	increasing our investment securities portfolio, with an average maturity of less than 15 years;
•	continuing to diversify our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of September 30, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$23,352	(3.29)%
+200	23,036	(1.89)%
Level	22,608	—
-200	23,281	2.98%
-400	22,880	1.20%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 1.89% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.98% increase in net interest income.  At September 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.57% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.34% decrease in net interest income.

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

The table below sets forth, as of September 30, 2020, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$88,747	$(9,457)	(9.63)%	10.45%	(33)
+200	94,484	(3,720)	(3.79)%	10.75%	(3)
—	98,204	—	—	10.78%	—
-200	96,756	(1,448)	(1.47)%	10.57%	(21)
-400	95,133	(3,071)	(3.13)%	10.41%	(37)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at September 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.79% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.47% decrease in net economic value.  At September 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.50% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.90% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of September 30, 2020, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended September 30, 2020.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$173,328	$173,328	$173,328	$173,328	$173,328	$179,571
Investments	7,767	18,504	19,852	21,993	25,341	27,489
Net loans	81,229	130,243	223,072	364,137	520,717	624,770
Other assets	—	—	—	—	—	56,112
Total	$262,324	322,075	416,252	559,458	719,386	$887,942

Liabilities:
Non-maturity deposits	$222,716	233,610	255,399	298,977	412,909	$474,418
Certificates of deposit	18,622	33,867	71,915	111,273	143,412	151,785
Borrowings	6,410	6,410	16,410	148,991	153,991	173,249
Other liabilities	—	—	—	—	—	8,152
Equity capital	—	—	—	—	—	80,338
Total (1)	$247,748	273,887	343,724	559,241	710,312	$887,942

Asset/liability gap	$14,576	48,188	72,528	217	9,074
Gap/assets ratio (2)	1.64%	5.43%	8.17%	0.02%	1.02%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($909.4 million).

At September 30, 2020, our asset/liability gap from zero days to one year was $72.5 million, resulting in a gap/assets ratio of 8.17%.  At September 30, 2019, our asset/liability gap from zero days to one year was negative $15.5 million, resulting in a gap/assets ratio of 5.01%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At September 30, 2020, we had a $243.2 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $53.0 million outstanding and an $8.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  We also have a line of $36.4 million with the Federal Reserve Bank of Atlanta Discount Window secured by $70.7 million in loans.  No amount was outstanding on the unsecured lines of credit or the Discount Window at September 30, 2020.  Under the Federal Reserve Bank’s PPP Liquidity Funding program we have borrowed $129.9 million to fund PPP loans that is secured by the $130.3 million amount of PPP loans.  The Company also has a revolving loan with First National Bankers Bank for $5.0 million.  The loan is secured by the stock of the Company’s wholly-owned subsidiary, Newton Federal Bank. The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment is due September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $469,000 for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $729,000 for the nine months ended September 30, 2019.  Net cash used in investing activities was $143.8 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.  Net cash used in investing activities typically consists primarily of disbursements for loan originations but also included $22.7 million net cash disbursed in connection with our acquisition of ABB and Affinity Bank during the nine months ended September 30, 2020.  Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, was $275.7 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2020, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for September 30, 2020 and December 31, 2019 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$59,299	11.02%	$24,207	4.50%	$34,966	6.50%
Total Capital
(to Risk Weighted Assets)	$65,024	12.09%	$43,035	8.00%	$53,794	10.00%
Tier I Capital
(to Risk Weighted Assets)	$59,299	11.02%	$32,276	6.00%	$43,035	8.00%
Tier I Capital
(to Average Assets)	$59,299	8.95%	$26,497	4.00%	$33,121	5.00%

As of December 31, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$62,349	27.33%	$10,267	4.50%	$14,830	6.50%
Total Capital
(to Risk Weighted Assets)	$65,217	29.58%	$18,252	8.00%	$22,816	10.00%
Tier I Capital
(to Risk Weighted Assets)	$62,349	27.33%	$13,689	6.00%	$18,252	8.00%
Tier I Capital
(to Average Assets)	$62,349	19.67%	$12,681	4.00%	$15,863	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At September 30, 2020, we had outstanding commitments to originate loans of $51.7 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from September 30, 2020 totaled $72.2 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At September 30, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

COMMUNITY FIRST BANCSHARES, INC.

Date:	November 13, 2020	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	November 13, 2020	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer